Form 10-Q
period 2024-08-31
Global-Smart.Tech Inc.
filed 2024-10-09
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-267740

GLOBAL-SMART.TECH Inc.

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Number)	98-1664763 (IRS Employer Identification Number)

Yehor Rodin

Kava b.b.

85320, Tivat, Montenegro

+1205-2165924

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
-	-	-

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,000,000 common shares issued and outstanding as of October 9, 2024.

GLOBAL-SMART.TECH

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of GLOBAL-SMART.TECH (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GLOBAL-SMART.TECH

Condensed Balance Sheets

	August 31, 2024	May 31, 2024
	(unaudited)
Assets
Fixed Assets
Equipment, net	$241,114	$259,313
Website Development, net	4,200	4,550
Total Fixed Assets	245,314	263,863
Total Assets	$245,314	$263,863

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Loan from Related Parties	$414,091	$405,091
Total Current Liabilities	414,091	405,091
Total Liabilities	414,091	405,091

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of August 31, 2024 and May 31, 2024)	5,000	5,000
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(173,780)	(146,231)
Total Equity	(168,777)	(141,228)
Total Liabilities & Stockholders’ Equity (Deficit)	$245,314	$263,863

See accompanying notes, which are an integral part of these condensed financial statements

GLOBAL-SMART.TECH

Condensed Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2024	Three Months Ended August 31, 2023
Revenues	$-	$-

Operating Expenses
Professional Fees	9,000	-
Depreciation Expense	18,549	13,899
Total operating expenses	27,549	13,899

Net loss from operations	(27,549)	(13,899)

Provision for Income Taxes	-	-

Net Loss	$(27,549)	$(13,899)

Loss per common share – Basic & Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	5,000,000	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit		Total
Balance as of May 31, 2023	5,000,000	$5,000	$-	$(54,822)	$3	$(49,819)
Net loss for the three months ended August 31, 2023	-	-		(13,899)	-	(13,899)
Balance as of August 31, 2023	5,000,000	5,000	-	$(68,721)	$3	$(63,718)

Balance as of May 31, 2024	5,000,000	5,000	-	$(146,231)	$3	$(141,228)
Net loss for the three months ended August 31, 2024	-	-	-	(27,549)	-	(27,549)
Balance as of August 31, 2024	5,000,000	$5,000	$-	$(173,780)	$3	$(168,777)

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31, 2024	Three Months Ended August 31, 2023
OPERATING ACTIVITIES
Net loss	$(27,549)	$(13,899)
Adjustments to reconcile Net Loss to Net Cash Provided by Operations:
Depreciation expense	18,549	13,899
Net Cash Used in Operating Activities	(9,000)	-

INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Loan from Related Parties	9,000	-
Net Cash Provided by Financing Activities	9,000	-

Net Cash Decrease for the Period	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH

Notes to the Condensed Financial Statements

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

1. The Company

Global-Smart.Tech (“Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of August 31, 2024 we have an accumulated deficit of $173,780, used cash in operations of $9,000 for the three months ended August 31, 2024 and have recurring losses, including a net loss of $27,549 for the three months ended August 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with related party loans and the sale of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended May 31, 2024.

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has elected May 31st as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the three months ended August 31, 2024 and 2023, we didn’t recognize any foreign currency loss.

Transaction gains or losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. They represent an increase or decrease in both of the following:

- the actual functional currency cash flows realized upon settlement of foreign currency transactions

- the expected functional currency cash flows on unsettled foreign currency transactions

Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

By the end of 2024, we intend to generate revenue primarily through the sale of tariff plans for our cloud rendering services. To select the tariff plan that best fits client’s requirements, they are required to contact our team to subscribe and submit their project. This allows us to choose the right tariff plan according to their project and the cloud rendering power needed. When estimating a project, we assess the required number of hours and capacity necessary to fulfill the client's needs. The tariff plans may vary depending on the number of video cards used to produce power (10, 25 and 40 video cards), as well as the time needed for rendering with a minimum option of 5 hours.

Clients can contact us using the information provided in the "Contacts" section on our website (https://global-smart.tech/contacts/). After determining the project scope, the client proceeds with the payment. Once payment is received, we deliver the completed project, following the rendering process, to the client via the email address provided in the form. Our primary target customers include 3D interior designers and visualizers in the design industry. We aim to offer a range of flexible and competitive pricing options to attract clients and maximize revenue potential. This revenue stream will be a key driver of our financial growth and sustainability in the foreseeable future.

Fixed Assets

Fixed assets are stated at cost and the Company records depreciation using the straight-line method over the assets estimated useful life. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at August 31, 2024	(2,800)	(122,874)	(125,674)
Net Book Value at August 31, 2024	$4,200	$241,114	$245,314

Depreciation Expense for three months ended August 31, 2024	$350	$18,199	$18,549

Depreciation Expense for three months ended August 31, 2023	$350	$13,549	$13,899

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at August 31, 2024	(2,800)	(122,874)	(125,674)
Net Book Value at August 31, 2024	$4,200	$241,114	$245,314

Depreciation Expense for three months ended August 31, 2024	$350	$18,199	$18,549
Depreciation Expense for three months ended August 31, 2023	$350	$13,549	$13,899

On November 30, 2022 Global-Smart.Tech entered into cooperation to purchase equipment for $363,988. Part of this equipment was put in use in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs was $7,000 and the website was put to productive use on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2024 and May 31, 2024.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company's loan from related parties approximates fair value due to its short-term maturity.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of August 31, 2024 and 2023 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

4. Related Party Transaction

On May 30, 2022 the Company entered into a loan agreement with Yehor Rodin, the Company's sole officer and director, whereby Mr. Rodin agreed to loan up to $100,000 on an unsecured and interest-free basis. On October 7, 2022 the loan agreement was amended to increase the loan amount by $300,000, for a maximum loan amount of $400,000, and to change the maturity date to October 7, 2025. On April 8, 2024 the loan agreement was amended again to increase the loan amount by $50,000, for a maximum loan amount of $450,000, and to change the maturity date to April 8, 2027. As of May 31, 2024 Mr. Rodin had advanced $405,091 to the Company under the loan agreement. During the three months ended August 31, 2024 Mr. Rodin advanced an additional $9,000 therefore as of August 31, 2024 total advances under the loan agreement were $414,091.

5. Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis.

The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Company's deferred tax assets and liabilities as of August 31, 2024 are nominal, given the recent formation and limited operating activity and the Company has not yet filed any tax returns.

6. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. During the three months ended August 31, 2024 and 2023 the Company did not issue any shares of common stock. As of August 31, 2024, the Company had 5,000,000 shares issued and outstanding.

7. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its operations as of the date these financial statements were issued, and concluded that it does not have any subsequent events to disclose in these financial statements other than those described below.

Subsequent to August 31, 2024, the CEO paid $13,206 to vendors on behalf of the Company under the related party loan agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are an emerging technology company incorporated under the laws of the state of Wyoming on April 15, 2022. As part of our business evolution, we are focusing on expanding our operations in cloud rendering. Our primary objective is the development of an advanced platform dedicated to 3D interior designers and visualizers. Leveraging the power of GPUs, our platform aims to transform the rendering process, delivering exceptional performance and revolutionizing the industry.

Plan of Operations

The Company’s business model centers on cloud rendering services. We believe that revenue growth and long-term profitability can be achieved in the year 2024 and beyond by ensuring the technical performance of our cloud rendering platform remains highly cost-effective. As we continue to expand, the gradual growth of our cloud rendering will provide opportunities to increase revenue from the sale of rendering capacities.

By the end of 2024, we intend to generate revenue primarily through the sale of tariff plans for our cloud rendering services. To select the tariff plan that best fits client’s requirements, they are required to contact our team to subscribe and submit their project. This allows us to choose the right tariff plan according to their project and the cloud rendering power needed. When estimating a project, we assess the required number of hours and capacity necessary to fulfill the client's needs. The tariff plans may vary depending on the number of video cards used to produce power (10, 25 and 40 video cards), as well as the time needed for rendering with a minimum option of 5 hours. Clients can contact us using the information provided in the "Contacts" section on our website (https://global-smart.tech/contacts/). After determining the project scope, the client proceeds with the payment. Once payment is received, we deliver the completed project, following the rendering process, to the client via the email address provided in the form.

Our primary target customers include 3D interior designers and visualizers in the design industry. We aim to offer a range of flexible and competitive pricing options to attract clients and maximize revenue potential. This revenue stream will be a key driver of our financial growth and sustainability in the foreseeable future.

Marketing

We are considering choosing online marketing as our key strategy to attract the users. We will probably first invest into promotion via different social networks and search engine optimization. This is planned to help us to appear in users search inquiries by key words.

Government Regulation

The Company will be required to comply with all regulations, rules, and directives of governmental authorities including the US Securities and Exchange Commission and agencies applicable to our business in any jurisdiction with which we would conduct activities. The Company does not believe that governmental regulations will have a material impact on the way we conduct our business.

As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny.

Employees

Global-Smart.Tech is a Company with only one employee, Yehor Rodin, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring more employees if the need arises.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of May 31, 2024.

Results of Operations for the three months ended August 31, 2024 and 2023:

Revenue

For the three months ended August 31, 2023 and 2024, we generated no revenue.

Operating expenses

Total operating expenses for three months ended August 31, 2024 were $27,549. The operating expenses included amortization expense of $18,549 and professional fees of $9,000.

Total operating expenses for three months ended August 31, 2023 were $13,899. The operating expenses included amortization expense of $13,899.

The increase in amortization expense was a result of having more assets on hand over time and the increase in professional fees was due to the timing of auditing and legal fees incurred for the filing of our Form S-1 registration statement.

Net Loss

Our Net Loss for three months ended August 31, 2024 was $27,549. Our Net Loss for three months ended August 31, 2023 was $13,899.

Liquidity and Capital Resources

As of August 31, 2024, we had no current assets. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of tariff plans for our cloud rendering services by the end of 2024.

We have generated revenue in amount of $14 since inception on April 15, 2022. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the operations of our cloud rendering platform cost more than we have budgeted. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operational Cash Flows

We had operating cash outflows of $9,000 for the three months ended August 31, 2024 and $13,899 for the three months ended August 31, 2023. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Financing Cash Flows

For the three months ended August 31, 2024 Mr. Rodin, CEO and sole director, advanced $9,000 under a related party loan agreement, therefore as of August 31, 2024 total advances under the loan agreement were $414,091. For the three months ended August 31, 2023 there was no cash used in or provided by financing activities.

Investing Cash Flows

We used $0 in investing activities during three months ended August 31, 2024 and 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2024 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on October 9, 2024.

GLOBAL-SMART.TECH

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)