Form 10-Q
period 2024-11-30
Global-Smart.Tech
filed 2025-01-10
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2024

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

Yes [X ]       No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Yes []       No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,000,000 common shares issued and outstanding as of January 9, 2025.

GLOBAL-SMART.TECH INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of GLOBAL-SMART.TECH INC. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

GLOBAL-SMART.TECH INC.

Condensed Balance Sheets

	November 30, 2024	May 31, 2024
	(Unaudited)
Assets
Fixed Assets
Equipment, net	$222,914	$259,313
Website Development, net	3,850	4,550
Total Fixed Assets	226,764	263,863
Total Assets	$226,764	$263,863

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$490	$-
Accrued Salaries	25,550	-
Deferred Revenue	1,200	-
Loan from Related Parties	426,159	405,091
Total Current Liabilities	453,399	405,091
Total Liabilities	453,399	405,091

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2024 and May 31, 2024)	5,000	5,000
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(231,638)	(146,231)
Total Equity	(226,635)	(141,228)
Total Liabilities & Stockholders’ Equity (Deficit)	$226,764	$263,863

See accompanying notes, which are an integral part of these condensed financial statements

GLOBAL-SMART.TECH INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended November 30, 2024	Three months ended November 30, 2023	Six months ended November 30, 2024	Six months ended November 30, 2023

Revenues	$-	$-	$-	$-

Operating Expenses
Professional Fees	13,696	7,000	22,696	7,000
Depreciation Expense	18,550	13,643	37,099	27,542
General and Administrative Expenses	25,612	-	25,612	-
Total operating expenses	57,858	20,643	85,407	34,542

Net loss from operations	(57,858)	(20,643)	(85,407)	(34,542)
Provision for Income Taxes	-	-	-	-
Net Loss	$(57,858)	$(20,643)	$(85,407)	$(34,542)
Loss per common share – Basic & Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended November 30, 2024 and 2023

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of May 31, 2023	5,000,000	$5,000	$-	$(54,822)	$3	$(49,819)
Net loss	-	-		(13,899)	-	(13,899)
Balance as of August 31, 2023	5,000,000	5,000	-	(68,721)	3	(63,718)
Net loss	-	-	-	(20,643)	-	(20,643)
Balance as of November 30, 2023	5,000,000	$5,000	-	$(89,364)	$3	$(84,361)

Balance as of May 31, 2024	5,000,000	$5,000	$-	$(146,231)	$3	$(141,228)
Net loss	-	-	-	(27,549)	-	(27,549)
Balance as of August 31, 2024	5,000,000	5,000	-	(173,780)	3	(168,777)
Net loss	-	-	-	(57,858)	-	(57,858)
Balance as of November 30, 2024	5,000,000	$5,000	$-	$(231,638)	$3	$(226,635)

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended November 30, 2024	Six months ended November 30, 2023
OPERATING ACTIVITIES
Net loss	$(85,407)	$(34,542)
Adjustments to reconcile Net Loss to Net Cash Provided by Operations:
Depreciation expense	37,099	27,542
Changes in Assets and Liabilities:
Accrued Salaries	25,550	-
Deferred Revenue	1,200	-
Accounts Payable	490	-
Net Cash Used in Operating Activities	(21,068)	(7,000)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Repayment to Loan from Related Parties	(1,200)	-
Proceeds from Loan from Related Parties	22,268	7,000
Net Cash Provided by Financing Activities	21,068	7,000

Net Cash Decrease for the Period	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Notes to the Condensed Financial Statements

For the Six Months Ended November 30, 2024 and 2023

(Unaudited)

1. The Company

Global-Smart.Tech Inc. (“Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of November 30, 2024 we have an accumulated deficit of $231,638, used cash in operations of $21,068 during the six months ended November 30, 2024 and have recurring losses, including a net loss of $85,407 for the six months ended November 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the three and six months ended November 30, 2024 and 2023, we didn’t recognize any foreign currency loss.

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

Clients can contact us using the information provided in the "Contacts" section on our website (https://global-smart.tech/contacts/). After determining the project scope, the client proceeds with the payment. Upon receipt of payment, we recognize revenue for the portion of the service delivered. For projects spanning multiple billing cycles, we recognize revenue proportionally as the service is rendered. Any undelivered service obligations are reflected as deferred revenue on the balance sheet. This revenue stream will be a key driver of our financial growth and sustainability for the foreseeable future. As of November 30, 2024, deferred revenue is estimated at $1,200. As of May 31, 2024, we had no deferred revenue. These amounts represent the portion of customer payments received in advance for services that have not yet been rendered.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at November 30, 2024	(3,150)	(141,074)	(144,224)
Net Book Value at November 30, 2024	$3,850	$222,914	$226,764

Depreciation Expense for six months ended November 30, 2024	$700	$36,399	$37,099
Depreciation Expense for six months ended November 30, 2023	$700	$26,842	$27,542
Depreciation Expense for three months ended November 30, 2024	$350	$18,200	$18,550
Depreciation Expense for three months ended November 30, 2023	$350	$13,293	$13,643

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs was $7,000 and the website was placed in service on August 29, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of six months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2024 and May 31, 2024.

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

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of November 30, 2024 and 2023 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

4. Related Party Transaction

On May 30, 2022 the Company entered into a loan agreement with Yehor Rodin, the Company's sole officer and director, whereby Mr. Rodin agreed to loan up to $100,000 on an unsecured and interest-free basis. On October 7, 2022 the loan agreement was amended to increase the loan amount by $300,000, for a maximum loan amount of $400,000, and to change the maturity date to October 7, 2025. On April 8, 2024 the loan agreement was amended to increase the loan amount by $50,000, for a maximum loan amount of $450,000, and to change the maturity date to April 8, 2027.

On September 2, 2024 the loan agreement was amended again to increase the loan amount by $100,000, for a maximum loan amount of $550,000.

As of November 30, 2024 Mr. Rodin was owed $426,159 under the loan agreement. During the six months ended November 30, 2024 Mr. Rodin advanced $22,268 and was repaid $1,200.

5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. During the six months ended November 30, 2024 and 2023 the Company did not issue any shares of common stock. As of November 30, 2024, the Company had 5,000,000 shares issued and outstanding.

6. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its operations as of November 30, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Employees

Global-Smart.Tech Inc. is a Company with only one employee, Yehor Rodin, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring more employees if the need arises.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements as of May 31, 2024.

Results of Operations

Three months ended November 30, 2024 and 2023

Revenue

For the three months ended November 30, 2024 and 2023, we generated no revenue.

Operating expenses

Total operating expenses for three months ended November 30, 2024 were $57,858. The operating expenses included amortization expense $18,550, professional fees of $13,696, and general and administrative expenses of $25,612.

Total operating expenses for three months ended November 30, 2023 were $20,643. The operating expenses included amortization expense $13,643 and professional fees $7,000.

The increase in operating expenses was mostly due to the Company recording $25,550 for services provided by the CEO during the current period versus no such similar expense in the prior period.

Net Loss

Net loss for three months ended November 30, 2024 was $57,858.

Net loss for three months ended November 30, 2023 was $20,643.

Six months ended November 30 2024 compared to November 30, 2023

Revenue

For the six months ended November 30, 2024 and 2023, we generated no revenue.

Operating expenses

Total operating expenses for six months ended November 30, 2024 were $85,407. The operating expenses included amortization expense of $37,099, professional fees of $22,696, and general and administrative expenses of $25,612.

Total operating expenses for six months ended November 30, 2023 were $34,542. The operating expenses included amortization expense $27,542 and professional fees $7,000.

The increase in operating expenses was mostly due to the Company recording $25,550 for services provided by the CEO during the current period versus no such similar expense in the prior period.

Net Loss

Net loss for six months ended November 30, 2024 was $85,407.

Net loss for six months ended November 30, 2023 was $34,542.

Liquidity and Capital Resources

As of November 30, 2024, we had no current assets, have recurring losses, have an accumulated deficit, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of tariff plans for our cloud rendering services in 2025.

We have generated minimal revenue since inception on April 15, 2022. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the operations of our cloud rendering platform cost more than we have budgeted. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operational Cash Flows

We had operating cash outflows of $21,068 for the six months ended November 30, 2024 and $7,000 for the six months ended November 30, 2023. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Financing Cash Flows

For the six months ended November 30, 2024 Mr. Rodin advanced $22,268 to pay for Company expenses (advanced $7,000 during the six months ended November 30, 2023) and was repaid $1,200. As of November 30, 2024 total advances under the loan agreement were $426,159.

Investing Cash Flows

Our Company made no net investments during the six-month periods ending November 30, 2023 and 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2024 there were no changes in our system of internal controls over financial reporting.

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

On November 21, 2024, the Company officially changed its name from Global-Smart.Tech to Global-Smart.Tech Inc., following the approval of the Articles of Amendment by the Secretary of State of Wyoming. This change was formally confirmed by the Board of Directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on January 10, 2025.

GLOBAL-SMART.TECH INC.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)