Form 10-Q
period 2025-02-28
Global-Smart.Tech
filed 2025-04-15
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2025

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

Yes [X ]       No [ ]

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,000,000 common shares issued and outstanding as of April 14, 2025.

GLOBAL-SMART.TECH INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (Unaudited)	4

	Condensed Balance Sheets as of February 28, 2025 (Unaudited) and May 31, 2024	5

	Condensed Statements of Operations for the three and nine months ended February 28, 2025 and February 29, 2024 (Unaudited)	6

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended February 28, 2025 and February 29, 2024 (Unaudited)	7

	Condensed Statements of Cash Flows for the nine months ended February 28, 2025 and February 29, 2024 (Unaudited)	8

	Notes to the Condensed Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

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

GLOBAL-SMART.TECH INC.

Condensed Balance Sheets

	February 28, 2025	May 31, 2024
	(Unaudited)
Assets
Fixed Assets
Equipment, net	$204,715	$259,313
Website Development, net	3,500	4,550
Total Fixed Assets	208,215	263,863
Total Assets	$208,215	$263,863

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$213	$-
Accrued Salaries	25,550	-
Loan from Related Parties	430,003	405,091
Total Current Liabilities	455,766	405,091
Total Liabilities	455,766	405,091

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of February 28, 2025 and May 31, 2024)	5,000	5,000
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(252,554)	(146,231)
Total Equity	(247,551)	(141,228)
Total Liabilities & Stockholders’ Equity (Deficit)	$208,215	$263,863

See accompanying notes, which are an integral part of these condensed financial statements

GLOBAL-SMART.TECH INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended February 28, 2025	Three months ended February 29, 2024	Nine months ended February 28, 2025	Nine months ended February 29, 2024

Revenues	$1,200	$-	$1,200	$-

Operating Expenses
Professional Fees	3,567	10,000	26,263	17,000

Depreciation Expense	18,549	18,549	55,648	46,091
General and Administrative Expenses	-	-	25,612	-
Total operating expenses	22,116	28,549	107,523	63,091

Net loss from operations	(20,916)	(28,549)	(106,323)	(63,091)
Provision for Income Taxes	-	-	-	-
Net Loss	$(20,916)	$(13,783)	$(106,323)	$(63,091)

Loss per common share – Basic & Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended February 28, 2025 and February 29, 2024

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of May 31, 2023	5,000,000	$5,000	$-	$(54,822)	$3	$(49,819)
Net loss	-	-	-	(13,899)	-	(13,899)
Balance as of August 31, 2023	5,000,000	5,000	-	(68,721)	3	(63,718)
Net loss	-	-	-	(20,643)	-	(20,643)
Balance as of November 30, 2023	5,000,000	5,000	-	(89,364)	3	(84,361)
Net loss	-	-	-	(28,549)	-	(28,549)
Balance as of February 29, 2024	5,000,000	$5,000	-	$(117,913)	$3	$(112,910)

Balance as of May 31, 2024	5,000,000	$5,000	$-	$(146,231)	$3	$(141,228)
Net loss	-	-	-	(27,549)	-	(27,549)
Balance as of August 31, 2024	5,000,000	5,000	-	(173,780)	3	(168,777)
Net loss	-	-	-	(57,858)	-	(57,858)
Balance as of November 30, 2024	5,000,000	5,000	-	(231,638)	3	(226,635)
Net loss	-	-	-	(20,916)	-	(20,916)
Balance as of February 28, 2025	5,000,000	$5,000	$-	$(252,554)	$3	$(247,551)

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended February 28, 2025	Nine months ended February 29, 2024
OPERATING ACTIVITIES
Net loss	$(106,323)	$(63,091)
Adjustments to reconcile Net Loss to Net Cash Provided by Operations:
Depreciation expense	55,648	46,091
Changes in Assets and Liabilities:
Accrued Salaries	25,550	-
Accounts Payable	213	10,000
Net Cash Used in Operating Activities	(24,912)	(7,000)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	26,112	7,000
Repayment of a Loan from Related Parties	(1,200)	-
Net Cash Provided by Financing Activities	24,912	7,000

Net Cash Decrease for the Period	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Notes to the Condensed Financial Statements

For the Nine Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

1. The Company

Global-Smart.Tech Inc. (“Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of February 28, 2025 Global-Smart.Tech Inc. has an accumulated deficit of $252,554 and during the nine months ended February 28, 2025, used cash in operations of $24,912 has reported a net loss of $106,323. These factors raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the three and nine months ended February 28, 2025 and February 29, 2024, we didn’t recognize any foreign currency loss.

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

We generate revenue through the sale of pricing plans for our cloud rendering services. To select the pricing plan that best fits client’s requirements, they are required to contact our team to subscribe and submit their project. This allows us to choose the right pricing plan according to their project and the cloud rendering power needed. When estimating a project, we assess the required number of hours and capacity necessary to fulfill the client's needs. The pricing plans may vary depending on the number of video cards used to produce power (10, 25 and 40 video cards), as well as the time needed for rendering with a minimum option of 5 hours.

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

During the nine months ended February 28, 2025 and February 29, 2024 the Company recorded revenue of $1,200 and $0, respectively. Accounts receivable and deferred revenue was $0 as of February 28, 2025 and May 31, 2024.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at February 28, 2025	(3,500)	(159,273)	(144,224)
Net Book Value at February 28, 2025	$3,500	$204,715	$208,215

Depreciation Expense for nine months ended February 28, 2025	$1,050	$54,598	$55,648
Depreciation Expense for nine months ended February 29, 2024	$1,050	$45,041	$46,091
Depreciation Expense for three months ended February 28, 2025	$350	$18,199	$18,549
Depreciation Expense for three months ended February 29, 2024	$350	$18,199	$18,549

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs was $7,000 and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the nine months ended February 28, 2025 and February 29, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of six months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2025 and May 31, 2024.

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

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of February 28, 2025 and February 29, 2024 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

4. Related Party Transaction

On May 30, 2022 the Company entered into a loan agreement with Yehor Rodin, the Company's officer and director, whereby Mr. Rodin agreed to loan up to $100,000 on an unsecured and interest-free basis. On October 7, 2022 the loan agreement was amended to increase the loan amount by $300,000, for a maximum loan amount of $400,000, and to change the maturity date to October 7, 2025. On April 8, 2024 the loan agreement was amended to increase the loan amount by $50,000, for a maximum loan amount of $450,000, and to change the maturity date to April 8, 2027.

On September 2, 2024 the loan agreement was amended again to increase the loan amount by $100,000, for a maximum loan amount of $550,000.

As of February 28, 2025 Mr. Rodin was owed $430,003 under the loan agreement. During the nine months ended February 28, 2025 Mr. Rodin advanced $26,112 and was repaid $1,200.

5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. During the nine months ended February 28, 2025 and February 29, 2024 the Company did not issue any shares of common stock. As of February 28, 2025, the Company had 5,000,000 shares issued and outstanding.

6. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its activities subsequent to February 28, 2025 and through the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than effective March 31, 2025, Genismarlon Da Silva Nunes was appointed to serve as Independent Director of the Company and subsequent to February 28,2025 Mr. Rodin advanced 3,350$ to the Company to pay for operating expenses.

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

Plan of Operations

The Company’s business model centers on cloud rendering services. We believe that revenue growth and long-term profitability can be achieved in the year 2025 and beyond by ensuring the technical performance of our cloud rendering platform remains highly cost-effective. As we continue to expand, the gradual growth of our cloud rendering will provide opportunities to increase revenue from the sale of rendering capacities.

We generate revenue primarily through the sale of pricing plans for our cloud rendering services. To select the pricing plan that best fits client’s requirements, they are required to contact our team to subscribe and submit their project. This allows us to choose the right pricing plan according to their project and the cloud rendering power needed. When estimating a project, we assess the required number of hours and capacity necessary to fulfill the client's needs. The pricing plans may vary depending on the number of video cards used to produce power (10, 25 and 40 video cards), as well as the time needed for rendering with a minimum option of 5 hours. Clients can contact us using the information provided in the "Contacts" section on our website (https://global-smart.tech/contacts/). After determining the project scope, the client proceeds with the payment. Once payment is received, we deliver the completed project, following the rendering process, to the client via the email address provided in the form.

Our primary target customers include 3D interior designers and visualizers in the design industry. We aim to offer a range of flexible and competitive pricing options to attract clients and maximize revenue potential. This revenue stream is a key driver of our financial growth and sustainability in the foreseeable future.

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

Results of Operations

Three months ended February 28, 2025 and February 29, 2024

Revenue

For the three months ended February 28, 2025 and February 29, 2024, we generated total revenue of $1,200 and $0, respectively.

Operating expenses

Total operating expenses for three months ended February 28, 2025 were $22,116. The operating expenses included amortization expense of $18,549 and professional fees of $3,567.

Total operating expenses for three months ended February 29, 2024 were $28,549. The operating expenses included amortization expense of $18,549 and professional fees of $10,000.

The decrease in professional fees was related mostly to the timing of SEC filings and audit/review services provided between the three-month periods ending February 28, 2025 and February 29, 2024.

Net Loss

Net loss for three months ended February 28, 2025 was $20,916.

Net loss for three months ended February 29, 2024 was $28,549.

Nine months ended February 28, 2025 and February 29, 2024

Revenue

For the nine months ended February 28, 2025 and February 29, 2024, we generated total revenue of $1,200 and $0, respectively.

Operating expenses

Total operating expenses for nine months ended February 28, 2025 were $107,523. The operating expenses included amortization expense of $55,648, professional fees of $26,263, and general and administrative expenses of $25,612.

Total operating expenses for nine months ended February 29, 2024 were $63,091. The operating expenses included amortization expense of $46,091 and professional fees of $17,000.

The increase in operating expenses was mostly due to the Company recording $25,550 for services provided by the CEO during the current period versus no such similar expense in the prior period.

Net Loss

Net loss for nine months ended February 28, 2025 was $106,323.

Net loss for nine months ended February 29, 2024 was $63,091.

Liquidity and Capital Resources

As of February 28, 2025, we had no current assets, have recurring losses, have an accumulated deficit, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services in 2025.

We have generated minimal revenue of $1,200 since inception on April 15, 2022. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the operations of our cloud rendering platform cost more than we have budgeted. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operational Cash Flows

We had operating cash outflows of $24,912 for the nine months ended February 28, 2025 and $7,000 for the nine months ended February 29, 2024. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Financing Cash Flows

For the nine months ended February 28, 2025, Mr. Rodin advanced $26,112 to pay for Company expenses ($7,000 during the nine months ended February 29, 2024) and was repaid $1,200. As of February 28, 2025 total advances under the loan agreement were $430,003.

Investing Cash Flows

Our Company made no net investments during the nine-month periods ending ended February 28, 2025 and February 29, 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended February 28, 2025 there were no changes in our system of internal controls over financial reporting.

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
18

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on April 15, 2025.

GLOBAL-SMART.TECH INC.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)