Form 10-K
period 2025-05-31
Global-Smart.Tech
filed 2025-08-29
CIK 1940243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31,2025

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-267740

GLOBAL-SMART.TECH INC.

(Exact name of registrant as specified in its charter)

Wyoming	98-1664763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kava b.b., 85320, Tivat, Montenegro	7370
(Address of principal executive offices)	(Primary Standard Industrial Classification Number)

Registrant’s telephone number: +1205-2165924

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Through of May 31, 2025, there was 0 established public trading market for our common stock. Accordingly, the aggregate market value of voting and non-voting common equity held by non-affiliates cannot be calculated based on public trading prices.

Class	Outstanding as of August 28, 2025
Common Stock: $0.001	6,134,780

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1. Business

General information about our Company

Global-Smart.Tech Inc.(“the Company”, “we”, “us” or “our”) was incorporated on April 15, 2022 under the laws of the State of Wyoming United States of America. As part of our business evolution, we are focusing on expanding our operations in cloud rendering. Our primary objective is the development of an advanced platform dedicated to 3D interior designers and visualizers. Leveraging the power of graphic processing units (“GPUs”), our platform aims to transform the rendering process, delivering exceptional performance and revolutionizing the industry. Our website is located at https://global-smart.tech.

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

Monetization Strategy

We generate revenue primarily through the sale of pricing plans for our cloud rendering services, which are provided through our online platform. Clients initiate a project request by contacting our team via the “Contacts” section of our website (https://global-smart.tech/contacts/). Following this initial contact, clients are required to submit a link to their project files stored in a cloud-based storage service.

Once the files are received, our specialists conduct a comprehensive evaluation of the project. This includes analyzing the file contents, assessing data volume, scene complexity, and necessary rendering parameters. Based on this assessment, we recommend the most suitable pricing plan that aligns with the project’s technical requirements and the client’s needs.

Our pricing plans vary based on the number of video cards (10, 25, or 40 GPUs) allocated to the rendering process, as well as the estimated rendering time, which starts at a minimum of 5 hours. Upon acceptance of the quote, the client proceeds with payment. Following receipt of payment in full, the rendering process commences. The completed project is then delivered to the client via the email address provided in their initial request.

This consultative and tailored workflow enables us to efficiently allocate computing resources and deliver high-quality output while ensuring transparency in pricing and service terms.

Our primary target customers include 3D interior designers and visualizers in the design industry. We aim to offer a range of flexible and competitive pricing options to attract clients and maximize revenue potential. This revenue stream is a key driver of our financial growth and sustainability in the foreseeable future.

Marketing

We are considering choosing online marketing as our key strategy to attract the users. We will invest into promotion via different social networks and search engine optimization. This is planned to help us to appear in users search inquiries by key words.

Employees

Global-Smart.Tech Inc. is a company with only one employee, Yehor Rodin, our President, CEO, Treasurer, Secretary, Director. We also have an independent director, Genismarlon Da Silva Nunes, who is not considered an employee. The Company may consider hiring more employees if the need arises.

Offices

Our current registered office is located at Kava b.b., 85320 Tivat, Montenegro. Our telephone number is +12052165924.

ITEM 1A. Risk Factors

Not required for Smaller reporting companies.

ITEM 1B. Unresolved Staff comments

Not required for Smaller reporting companies.

ITEM 1C. Cybersecurity

The security of information is under management control and ensured by internal security rules applied.

ITEM 2. Properties

Our principal executive offices are located at Kava b.b., 85320 Tivat, Montenegro. Our telephone number is +12052165924.

ITEM 3. Legal Proceedings

We are not currently a party to any legal proceedings, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company stock is currently not trading on any exchange. We cannot assure that any market will develop or be sustained for our shares,

Holders of Our Common Stock

As of May 31, 2025, the 5,894,680 issued and outstanding shares of common stock were held by a total of 25 shareholder of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

During our fiscal years ended May 31, 2025 and 2024, we had no sales of unregistered shares.

Recent Sales of Unregistered Securities

During the fiscal year ended May 31, 2025 and 2024, the Company did not repurchase any shares of its common stock.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and minimal revenues from our business operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of May 31, 2025, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of May 31, 2025 Global-Smart.Tech Inc. has an accumulated deficit of $270,605 and during the year ended May 31, 2025, used cash in operations of $38,922 has reported a net loss of $124,374. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

Results of Operations for the Years Ended May 31, 2025 and 2024

Total revenue for the year ended May 31, 2025 was $6,868 and $0 was generated for the year ended May 31, 2024.

Total expenses for the year ended May 31, 2025 were $131,242, made up of office expenses of $15, professional fees of $29,513, IT & software expenses of $1,905, platform expense of $25,550, business licenses and permits of $60, bank service charges of $2, and depreciation expense of $74,197

Total expenses for the year ended May 31, 2024 were $91,409 made up of professional fees of $17,212, depreciation expense of $74,197.

The increases in revenue and expenses in the current year were mostly due to the general overall growth of the Company. Total expenses increased by $39,833, a necessary investment to support our commercial activities. Key expenditures such as the $25,550 platform expense and $1,905 in IT & software costs directly enabled the technology and infrastructure required for our business model.

For the year ended May 31, 2025 and 2024, the Company recorded a net loss of $124,374 and $91,409, respectively.

Liquidity and Capital Resources

As of May 31, 2025, we had no current assets, have recurring losses, have an accumulated deficit, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services.

We have generated minimal revenue of $6,868 since inception on April 15, 2022. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the operations of our cloud rendering platform cost more than we have budgeted. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operating Activities

We used $38,922 in net operating activities for the year ended May 31, 2025 and $17,211 for the year ended May 31, 2024. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Activities

Our Company made no net investments during the years ending ended May 31, 2025 and 2024.

Financing Activities

For the years ended May 31, 2025 and 2024 we had cash of $51,865 and $17,211 provided by financing activities. During the year ended May 31, 2025 we received $26,841 in cash proceeds from the sale of common stock. As well, during the same year, Mr. Rodin, our CEO, advanced $26,224 to pay for company expenses ($17,211 during the year ended May 31, 2024) and was repaid $1,200. As of May 31, 2025 total advances from Mr. Rodin were $430,115.

Off Balance Sheet Arrangements

We don't have any off-balance sheet arrangements that would significantly impact our financial health, revenues, expenses, or liquidity for investors now or in the future.

Critical Accounting Policies

Our financial statements and the notes that go with them follow U.S. generally accepted accounting principles (“US GAAP”), and we've applied these principles consistently. To prepare these statements according to US GAAP, our management has to make estimates and assumptions. These estimates impact the reported values of assets and liabilities, the details about potential assets and liabilities on the date of the statements, and the revenue and expenses reported for the periods covered.

We consistently review the accounting policies and estimates used in preparing our financial statements. Generally, our management's estimates are based on past experience, information from outside experts, and other assumptions considered reasonable given the situation. However, the actual results might turn out differently from these estimates.

We consider our critical accounting policies to be those related to determining the amount of revenue to be billed, the timing of revenue recognition, stock-based compensation, capitalization and related amortization of intangible assets, impairment of assets, and the fair value of liabilities.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker and details of how the CODM uses financial reporting to assess the performance of a segment. The Company adopted this pronouncement for the year ended May 31, 2025 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its financial statements.

The Company has considered all other new pronouncements and management has determined that there have been no additional recently adopted or issued accounting standards that had, or will have, a material impact on its financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports therein of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-13 of this report and are incorporated by reference in this Item 8.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure during the fiscal year ended May 31, 2025.

ITEM 9A. Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financing Reporting

Management is responsible for putting in place and maintaining a reliable system of internal controls over financial reporting. This process is designed to offer reasonable assurance that the Company's financial statements are accurate and prepared in line with U.S. generally accepted accounting principles (“US GAAP”). However, no internal control system is foolproof and might not prevent or detect all misstatements.

Projections of how well these controls will work in the future could be inaccurate because conditions may change, or people may not follow the procedures as they should. With the involvement of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its internal controls as of May 31, 2025, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”).

In the Company’s assessment of the effectiveness on internal controls over financial reporting as of May 31, 2025, it found the following material weaknesses:

-Inadequate Control Structure: The Company lacks an effective internal control structure due to its small size, which means it doesn't have adequate risk assessment procedures, lacks controls over information and communication, and lacks effective monitoring controls.

-Lack of Segregation of Duties and Accounting Expertise: The Company has one employee and one non-employee director and there are no reviews in place or control activities set up to ensure adequate financial reporting. The Company also lacks accounting staff with enough knowledge of US GAAP and SEC rules. While not legally required to have an audit committee, management believes one is crucial for effective control. The current Board of Directors acts as the audit committee but does not include an independent financial expert to oversee management's activities.

-Missing Information Technology Controls:The Company stores its financial data and important agreements, but it has no formal procedures for backing up data or storing it off-site to prevent loss from theft or other events. Additionally, there are no IT controls to prevent changes or errors in financial reporting.

As a result of these material weaknesses, management has concluded that there is a reasonable possibility that a significant misstatement in the Company's financial statements could go undetected. Therefore, the Company's internal control over financial reporting was not effective as of May 31, 2025.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal year ending May 31, 2025 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date of this Annual Report.

Name	Age	Positions

Yehor Rodin	38	President, CEO, Director, Treasurer and Secretary
Genismarlon Da Silva Nunes	29	Independent Director

Set forth below is a brief description of the background and business experience of our executive officer and director:

Yehor Rodin – President, CEO, Director, Treasurer and Secretary

Mr. Rodin has served as President, CEO, Director, Treasurer and Secretary of the Board of Directors since the incorporation of Global-Smart.Tech Inc. on April 15, 2022. He has been responsible for overseeing all of its operations, including managing the intellectual property portfolio and information technology.

Mr. Rodin's expertise stems from his educational background in Automation and Computer-Integrated Technologies, which he earned from Odesa National Maritime Academy in 2010. He has been self- employed since 2012, operating in various areas of the crypto industry, such as cryptocurrency investment, blockchain, Bitcoin fundamentals, and cryptocurrency algorithmic trading.

Genismarlon Da Silva Nunes – Independent Director

On March 31, 2025, the Board of Directors Global-Smart.Tech Inc., appointed Genismarlon Da Silva Nunes to serve as an Independent Director of the Global-Smart.Tech  Inc. Mr. Da Silva Nunes holds a Master’s degree in Creative Economy Management from ESPM (Escola Superior de Propaganda e Marketing), Brazil. From 2018 to 2021, Mr. Da Silva Nunes worked as a Digital Marketing Manager at VTEX, based in Rio de Janeiro, Brazil, a cloud-based e-commerce platform, where he was responsible for leading digital marketing strategies for the Company's international clients, overseeing online campaigns, and optimizing customer engagement. In 2021, Mr. Da Silva Nunes joined Accenture in Madrid, Spain, as a Senior Digital Strategy Consultant. As part of his role, he collaborated with teams developing cloud-rendering solutions for media and entertainment clients, enhancing real-time content delivery and visualization.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

We do not have any Board Committees.

Code of Ethics

As of May 31, 2025, we had not adopted a Code of Ethics. We believe that the small number of board and management members do not yet warrant the adoption of a Code of Ethics.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our President and Independent Director for the fiscal years ended May 31, 2025 and 2024.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yehor Rodin	2025	25,550	-	-	-	-	-
(President, CEO, Director, Treasurer and Secretary)	2024	-	-	-	-	-	-

Genismarlon Da Silva Nunes	2025	-	-	-	-	-	-
Independent Director

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of May 31, 2025 of (i) each director, (ii) the current directors identified in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Beneficial Owner*	Number of Shares	Owned Percent of Class**
Yehor Rodin	5,000,000	84.82%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On September 2, 2024 the current loan agreement with our President, Yehor Rodin, was amended again to increase the loan amount by $100,000, for a maximum loan amount of $550,000.

As of May 31, 2025 Mr. Rodin was owed $430,115 under the loan agreement. During the year ended May 31, 2025 Mr. Rodin advanced $26,224 and was repaid $1,200. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of April 8, 2027.

ITEM 14. Principal Accounting Fees and Services

Below are tables of audit fees billed by our independent registered accounting firm in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended May 31, 2025 and 2024.

Financial Statements for the Year Ended May 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2025	$17,500	$-	$-	$-
2024	$10,750	$-	$-	$-

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a)Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

1)Financial Statements:

2)Financial Statement Schedules:

None.

3) Exhibits:

#	19	Insider Trading Policy
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2025	GLOBAL-SMART.TECH INC.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Global-Smart.Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global-Smart.Tech Inc.as of May 31, 2025, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Global-Smart.Tech Inc.as of May 31, 2025, and the results of its operations and its cash flows for the year ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has an accumulated deficit, uses cash in operations, and has recurring losses, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Global-Smart.Tech Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Global-Smart.Tech Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Global-Smart.Tech Inc.’s auditor since 2024.

Midvale, Utah

August 29, 2025

GLOBAL-SMART.TECH INC.

Balance Sheets

As of May 31, 2025 and 2024

	May 31, 2025	May 31, 2024

Assets
Current Assets
Сash	$12,943	$-
Prepaid Expenses	18,295	-
Total Current Assets	31,238	-
Fixed Assets
Equipment, net	186,516	259,313
Website Development, net	3,150	4,550
Total Fixed Assets	189,666	263,863
Total Assets	$220,904	$263,863

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued Salaries	$25,550	$-
Deferred Revenue	4,000	-
Loan from Related Parties	430,115	405,091
Total Current Liabilities	459,665	405,091
Total Liabilities	459,665	405,091

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 5,894,680 and 5,000,000 shares issued and outstanding as of May 31, 2025 and May 31, 2024, respectively)	5,895	5,000
Additional Paid-in Capital	25,946	-
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(270,605)	(146,231)
Total Stockholders’ Equity (Deficit)	(238,761)	(141,228)
Total Liabilities & Stockholders’ Equity (Deficit)	$220,904	$263,863

See accompanying notes, which are an integral part of these financial statements

GLOBAL-SMART.TECH INC.

Statements of Operations

For the Years Ended May 31, 2025 and 2024

	Year Ended May 31, 2025	Year Ended May 31, 2024

Revenues	$6,868	$-

Operating Expenses
Professional Fees	29,513	17,211
Depreciation Expense	74,197	74,198
General and Administrative Expenses	27,532	-
Total Operating Expenses	131,242	91,409
Net Loss from Operations	(124,374)	(91,409)
Provision for Income Taxes	-	-
Net Loss	$(124,374)	$(91,409)

Loss per Common Share – Basic & Diluted	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	5,035,284	5,000,000

See accompanying notes, which are an integral part of these financial statements.

GLOBAL-SMART.TECH INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended May 31, 2025 and 2024

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of May 31, 2023	5,000,000	$5,000	$-	$(54,822)	$3	$(49,819)
Net Loss	-	-	-	(91,409)	-	(91,409)
Balance as of May 31, 2024	5,000,000	5,000	-	(146,231)	3	(141,228)
Common Shares Issued for Cash	894,680	895	25,946	-	-	26,841
Net Loss	-	-	-	(124,374)	-	(124,374)
Balance as of May 31, 2025	5,894,680	$5,895	$25,946	$(270,605)	$3	$(238,761)

See accompanying notes, which are an integral part of these financial statements.

GLOBAL-SMART.TECH INC.

Statements of Cash Flows

For the Years Ended May 31, 2025 and 2024

	Year Ended May 31, 2025	Year Ended May 31, 2024
OPERATING ACTIVITIES
Net Loss	$(124,374)	$(91,409)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	74,197	74,198
Changes in Assets and Liabilities:
Prepaid Expense	(18,295)	-
Accrued Salaries	25,550	-
Deferred Revenue	4,000	-
Net Cash Used in Operating Activities	(38,922)	(17,211)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	26,224	17,211
Repayment of a Loan from Related Parties	(1,200)	-
Proceeds from the Sale of Common Stock	26,841	-
Net Cash Provided by Financing Activities	51,865	17,211

Net Cash Increase (Decrease) for the Period	12,943	-
Cash at Beginning of Period	-	-
Cash at End of Period	$12,943	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these financial statements.

GLOBAL-SMART.TECH INC.

Notes to the Financial Statements

As of May 31, 2025

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Global-Smart.Tech Inc.(the “Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

NOTE 2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of May 31, 2025 Global-Smart.Tech Inc. has an accumulated deficit of $270,605 and during the year ended May 31, 2025, used cash in operations of $38,922 has reported a net loss of $124,374.These factors raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3. Summary of Significant Accounting Policies

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted Accounting Standards Codification (“ASC”) 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the years ended May 31, 2025 and 2024, we didn’t recognize any foreign currency gains or losses.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

During the year ended May 31, 2025 and 2024 the Company recorded revenue of $6,868 and $0, respectively. Accounts receivable was $0 as of May 31, 2025, 2024, and 2023. Deferred revenue was $4,000 $0, and $0 as of May 31, 2025, 2024 and 2023, respectively.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at May 31, 2025	(3,850)	(177,472)	(181,322)
Net Book Value at May 31, 2025	$3,150	$186,516	$186,666

Depreciation Expense for year ended May 31, 2025	$1,400	$72,797	$74,197
Depreciation Expense for year ended May 31, 2024	$1,400	$72,798	$74,198

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs was $7,000 and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant, and Equipment” the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the years ended May 31, 2025 and 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of six months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2025 and 2024.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended May 31, 2025 and 2024 the Company did not incur any advertising costs.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of May 31, 2025 and 2024 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

Segment Reporting

The Company operates as a single operating and reportable segment, providing cloud-rendering services. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”) who evaluates and makes operating decisions about allocation resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed on these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker and details of how the CODM uses financial reporting to assess the performance of a segment. The Company adopted this pronouncement for the year ended May 31, 2025 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

The Company has considered all other new pronouncements and management has determined that there have been no additional recently adopted or issued accounting standards that had, or will have, a material impact on its financial statements.

NOTE 4. Related Party Transaction

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

As of May 31, 2025 Mr. Rodin was owed $430,115 under the loan agreement. During the year ended May 31, 2025 Mr. Rodin advanced $26,224 and was repaid $1,200.

NOTE 5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the year ended May 31, 2025, the Company issued 894,680 shares of common stock for cash proceeds at $0.03 per share for a total of $26,841.

During the year ended May 31, 2024, the Company did not issue any shares of common stock.

There were 5,894,680 and 5,000,000 shares of common stock issued and outstanding as of May 31, 2025 and 2024, respectively.

NOTE 6. COMMITMENT AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the years ended May 31, 2025 and 2024, respectively nor did it have any litigation contingencies as of May 31, 2025 and 2024.

NOTE 7. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its activities subsequent to May 31, 2025 and through the date these financial statements were available to be issued, and has determined that it does not have any material events to disclose except as follows:

Subsequent to May 31, 2025 the Company issued 240,100 additional common shares at $0.03 per share for a total of $7,203 cash proceeds.