Form 10-K/A
period 2025-05-31
Global-Smart.Tech Inc.
filed 2025-09-03
CIK 1940243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Class	Outstanding as of August 29, 2025
Common Stock: $0.001	6,134,780

EXPLANATORY NOTE

On August 29, 2025, we filed the Annual Report on Form 10-K for the fiscal year ended May 31, 2025. The report of the independent accountants set forth on page F-2 contained an error in the dates audited. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to include the corrected opinion. As a result, this Amendment No. 1 to the Annual Report on Form 10-K/A has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

ITEM 8. Financial Statements and Supplementary Data

The following Report of Independent Registered Public Accounting Firm replaces the report set forth on page F-2 of the original filing:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Global-Smart.Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global-Smart.Tech Inc. as of May 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Global-Smart.Tech Inc. as of May 31, 2025 and 2024, and the results of its operations and its cash flows for the two years ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Global-Smart.Tech Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

PCAOB ID 6258

ITEM 15. Exhibits, Financial Statements Schedules

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

Dated: September 3, 2025	GLOBAL-SMART.TECH INC.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)