Form 10-Q
period 2025-08-31
Global-Smart.Tech Inc.
filed 2025-10-01
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

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

Yehor Rodin

Kava b.b.

85320, Tivat, Montenegro

 +1-205-2165924

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,134,780 common shares issued and outstanding as of October 01, 2025.

GLOBAL-SMART.TECH INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of GLOBAL-SMART.TECH INC. (the “Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

GLOBAL-SMART.TECH INC.

Condensed Balance Sheets

	August 31, 2025	May 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$511	$12,943
Prepaid Expenses	23,325	18,295
Total Current Assets	23,836	31,238
Fixed Assets
Equipment, net	168,317	186,516
Website Development, net	2,800	3,150
Total Fixed Assets	171,117	189,666
Total Assets	$194,953	$220,904

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$10,000	$-
Accrued Salaries	25,550	25,550
Deferred Revenue	3,212	4,000
Loan from Related Parties	434,425	430,115
Total Current Liabilities	473,187	459,665
Total Liabilities	473,187	459,665

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 6,134,780 and 5,894,680 shares issued and outstanding as of August 31, 2025 and May 31, 2025, respectively)	6,135	5,895
Additional Paid-in Capital	32,909	25,946
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(317,281)	(270,605)
Total Stockholders’ Equity (Deficit)	(278,234)	(238,761)
Total Liabilities & Stockholders’ Equity (Deficit)	$194,953	$220,904

See accompanying notes, which are an integral part of these condensed financial statements

GLOBAL-SMART.TECH INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended August 31, 2025	Three months ended August 31, 2024

Revenues	$14,803	$-

Operating Expenses
Professional Fees	31,090	9,000
Depreciation Expense	18,549	18,549
General and Administrative Expenses	11,840	-
Total Operating Expenses	61,479	27,549

Net Loss from Operations	(46,676)	(27,549)

Provision for Income Taxes	-	-

Net Loss	$(46,676)	$(27,549)

Loss per Common Share – Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	5,091,774	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended August 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance as of May 31, 2024	5,000,000	$5,000	$-	$(146,231)	$3	$(141,228)
Net Loss	-	-	-	(27,549)	-	(27,549)
Balance as of August 31, 2024	5,000,000	$5,000	$-	$(173,780)	$3	$(168,777)

Balance as of May 31, 2025	5,894,680	$5,895	$25,946	$(270,605)	$3	$(238,761)
Common Shares Issued for Cash	240,100	240	6,963	-	-	7,203
Net Loss	-	-	-	(46,676)	-	(46,676)
Balance as of August 31, 2025	6,134,780	$6,135	$32,909	$(317,281)	$3	$(278,234)

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended August 31, 2025	Three months ended August 31, 2024
OPERATING ACTIVITIES
Net Loss	$(46,676)	$(27,549)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	18,549	18,549
Changes in Assets and Liabilities:
Prepaid Expense	(5,030)	-
Accounts Payable	10,000	-
Deferred Revenue	(788)	-
Net Cash Used in Operating Activities	(23,945)	(9,000)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	4,310	9,000
Proceeds from the Sale of Common Stock	7,203	-
Net Cash Provided by Financing Activities	11,513	9,000

Net Cash Increase (Decrease) for the Period	(12,432)	-
Cash at Beginning of Period	12,943	-
Cash at End of Period	$511	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Notes to the Condensed Financial Statements

August 31, 2025

(Unaudited)

NOTE 1. The Company

Global-Smart.Tech Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

NOTE 2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of August 31, 2025 Global-Smart.Tech Inc. has an accumulated deficit of $317,281 and during the three months ended August 31, 2025, used cash in operations of $23,945, has reported a net loss of $46,676. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with equity or debt financing, related party loans, and the sale of services. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

NOTE 3. Summary of Significant Accounting Policies

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended May 31, 2025.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the three months ended August 31, 2025 and 2024, we didn’t recognize any foreign currency loss.

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

During the three months ended August 31, 2025 and 2024 the Company recorded revenue of $14,803 and $0, respectively. Accounts receivable was $0 as of August 31, 2025 and May 31, 2025. Deferred revenue was $3,212 and $0, as of August 31, 2025 and May 31, 2025, respectively.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at August 31, 2025	(4,200)	(195,671)	(199,871)
Net Book Value at August 31, 2025	$2,800	$168,317	$171,117

Depreciation Expense for three months ended August 31, 2025	$350	$18,199	$18,549
Depreciation Expense for three months ended August 31, 2024	$350	$18,199	$18,549

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs were $7,000 and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the three months ended August 31, 2025 and 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. As of August 31, 2025 and May 31, 2025, the Company had no cash equivalents.

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

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of August 31, 2025 and 2024 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

As of August 31, 2025 Mr. Rodin was owed $434,425 under the loan agreement. During the three months ended August 31, 2025 Mr. Rodin advanced $4,310.

NOTE 5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the three months ended August 31, 2025 the Company issued 240,100 common shares for cash.

As of August 31, 2025, the Company had 6,134,780 shares issued and outstanding.

NOTE 6. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its activities subsequent to August 31, 2025 and through the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements as of May 31, 2025.

Results of Operations for the Three Months Ended August 31, 2025 and 2024

Revenue

For the three months ended August 31, 2025 and 2024, we generated total revenue of $14,803 and $0, respectively.

The increase in revenue in the current year was due to the general overall growth of the Company.

Operating Expenses

Total operating expenses for three months ended August 31, 2025 were $61,479. The operating expenses included general and administrative expenses $11,840, amortization expense of $18,549 and professional fees of $31,090.

Total operating expenses for three months ended August 31, 2024 were $27,549. The operating expenses included amortization expense of $18,549 and professional fees of $9,000.

Total expenses increased by $33,930, driven by an increase of $22,090 in professional fees due to the Company incurring fees for DTC advisory costs and an increase of $11,790 in IT & software costs for website support needed in revenue generation.

Net Loss

Net loss for three months ended August 31, 2025 was $46,676.

Net loss for three months ended August 31, 2024 was $27,549.

Liquidity and Capital Resources

As of August 31, 2025, our current assets were $23,836, we incurred operating losses of $46,676, accumulated a deficit of $317,281, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services.

We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the operations of our cloud rendering platform cost more than we have budgeted and we will rely on related party loans, as needed. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operational Cash Flows

We had operating cash outflows of $23,945 for the three months ended August. 31, 2025 and $9,000 for the three months ended August 31, 2024. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company made no net investments during the three-month periods ending ended August 31, 2025 and August 31, 2024.

Financing Cash Flows

Net cash provided by financing activities during the three months ended August 31, 2025 and 2024 was $11,513 and $9,000, respectively. During the three months ended August 31, 2025, Mr. Rodin advanced $4,310 to pay for Company expenses compared to $9,000 during the three months ended August 31, 2024. Also during the three months ended August 31, 2025, we received $7,203 in proceeds from the sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2025 there were no changes in our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on October 01, 2025.

GLOBAL-SMART.TECH INC.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)