Form 10-Q
period 2025-11-30
Global-Smart.Tech Inc.
filed 2025-12-30
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,134,780 common shares issued and outstanding as of December 30, 2025.

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

GLOBAL-SMART.TECH INC.

Condensed Balance Sheets

	November 30, 2025	May 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$9,177	$12,943
Prepaid Expenses	34,060	18,295
Total Current Assets	43,237	31,238
Fixed Assets
Equipment, net	150,117	186,516
Website Development, net	2,450	3,150
Total Fixed Assets	152,567	189,666
Total Assets	$195,804	$220,904

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$10,000	$-
Accrued Salaries	25,550	25,550
Deferred Revenue	10,502	4,000
Loan from Related Parties	434,425	430,115
Total Current Liabilities	480,477	459,665
Total Liabilities	480,477	459,665

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 6,134,780 and 5,894,680 shares issued and outstanding as of November 30, 2025 and May 31, 2025, respectively)	6,135	5,895
Additional Paid-in Capital	32,909	25,946
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(323,720)	(270,605)
Total Stockholders’ Equity (Deficit)	(284,673)	(238,761)
Total Liabilities & Stockholders’ Equity (Deficit)	$195,804	$220,904

See accompanying notes, which are an integral part of these condensed financial statements

GLOBAL-SMART.TECH INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended November 30, 2025	Three months ended November 30, 2024	Six months ended November 30, 2025	Six months ended November 30, 2024

Revenues	$28,971	$-	$43,774	$-

Operating Expenses
Professional Fees	5,140	13,696	36,230	22,696
Depreciation Expense	18,550	18,550	37,099	37,099
General and Administrative Expenses	11,720	25,612	23,560	25,612
Total operating expenses	35,410	57,858	96,889	85,407

Net loss from operations	(6,439)	(57,858)	(53,115)	(85,407)
Provision for Income Taxes	-	-	-	-
Net Loss	$(6,439)	$(57,858)	$(53,115)	$(85,407)
Loss per common share – Basic & Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	6,134,780	5,000,000	6,126,789	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended November 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance as of May 31, 2024	5,000,000	$5,000	$-	$(146,231)	$3	$(141,228)
Net loss	-	-	-	(27,549)	-	(27,549)
Balance as of August 31, 2024	5,000,000	5,000	-	(173,780)	3	(168,777)
Net loss	-	-	-	(57,858)	-	(57,858)
Balance as of November 30, 2024	5,000,000	$5,000	$-	$(231,638)	$3	$(226,635)

Balance as of May 31, 2025	5,894,680	$5,895	$25,946	$(270,605)	$3	$(238,761)
Common Shares Issued for Cash	240,100	240	6,963	-	-	7,203
Net loss	-	-	-	(46,676)	-	(46,676)
Balance as of August 31, 2025	6,134,780	6,135	32,909	(317,281)	3	(278,234)
Net loss	-	-	-	(6,439)	-	(6,439)
Balance as of November 30, 2025	6,134,780	$6,135	$32,909	$(323,720)	$3	$(284,673)

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Condensed Statements of Cash Flows

(Unaudited)

		Six months ended November 30, 2025	Six months ended November 30, 2024
OPERATING ACTIVITIES
Net Loss		$(53,115)	$(85,407)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense		37,099	37,099
Changes in Assets and Liabilities:
Accrued Salaries		-	25,550
Prepaid expense		(15,765)	-
Accounts Payable		10,000	490
Deferred Revenue		6,502	1,200
Net Cash Used in Operating Activities		(15,279)	(21,068)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities		-	-
FINANCING ACTIVITIES
Proceeds from Loan from Related Parties		4,310	22,268
Repayment to Loan from Related Parties		-	(1,200)
Proceeds from the Sale of Common Stock		7,203	-
Net Cash Provided by Financing Activities		11,513	21,068

Net Cash Increase (Decrease) for the Period		(3,766)	-
Cash at Beginning of Period		12,943	-
Cash at End of Period		$9,177	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$		$
Income Tax		$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

GLOBAL-SMART.TECH INC.

Notes to the Condensed Financial Statements

November 30, 2025

(Unaudited)

NOTE 1. The Company

Global-Smart.Tech Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

NOTE 2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of November 30, 2025 Global-Smart.Tech Inc. has an accumulated deficit of $323,720 and during the six months ended November 30, 2025, used cash in operations of $15,279 and has reported a net loss of $53,115. These factors raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted Accounting Standards Codification (“ASC”) 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the six months ended November 30, 2025 and 2024, we didn’t recognize any foreign currency loss.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

During the six months ended November 30, 2025 and 2024 the Company recorded revenue of $43,774 and $0, respectively. Accounts receivable was $0 as of November 30, 2025 and May 31, 2025. Deferred revenue was $10,502 and $4,000, as of November 30, 2025 and May 31, 2025, respectively.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at November 30, 2025	(4,550)	(213,871)	(218,421)
Net Book Value at November 30, 2025	$2,450	$150,117	$152,567

Depreciation Expense for six months ended November 30, 2025	$700	$36,399	$37,099
Depreciation Expense for six months ended November 30, 2024	$700	$36,399	$37,099

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs were $7,000 and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the six months ended November 30, 2025 and 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. As of November 30, 2025 and May 31, 2025, the Company had no cash equivalents.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of November 30, 2025 and 2024 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

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

As of November 30, 2025 Mr. Rodin was owed $434,425 under the loan agreement. During the six months ended November 30, 2025 Mr. Rodin advanced $4,310.

NOTE 5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the six months ended November 30, 2025 the Company issued 240,100 common shares for cash.

As of November 30, 2025, the Company had 6,134,780 shares issued and outstanding.

NOTE 6. Subsequent Events

In accordance with ASC 855-10, Subsequent Events, the Company reviewed its activities subsequent to November 30, 2025 and through the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Marketing

We are considering choosing online marketing as our key strategy to attract users. We will invest into promotion via different social networks and search engine optimization. This is planned to help us to appear in users search inquiries by key words.

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

Results of Operations for the Three Months Ended November 30, 2025 and 2024

Revenue

For the three months ended November 30, 2025 and 2024, we generated total revenue of $28,971 and $0, respectively.

The increase in revenue in the current year was due to the general overall growth of the Company.

Operating Expenses

Total operating expenses for three months ended November 30, 2025 were $35,410. The operating expenses included general and administrative expenses $11,720, depreciation expense of $18,550 and professional fees of $5,140.

Total operating expenses for three months ended November 30, 2024 were $57,858. The operating expenses included general and administrative expenses $25,612, depreciation expense of $18,550 and professional fees of $13,696.

Total expenses decreased by $22,448, driven by a reduction in professional fees and general and administrative expenses due to timing of services provided by third-parties and the CEO.

Net Loss

Net loss for three months ended November 30, 2025 was $6,439.

Net loss for three months ended November 30, 2024 was $57,858.

Results of Operations for the Six Months Ended November 30, 2025 and 2024

Revenue

For the six months ended November 30, 2025 and 2024, we generated total revenue of $43,774 and $0, respectively.

The increase in revenue in the current year was due to the general overall growth of the Company.

Operating Expenses

Total operating expenses for six months ended November 30, 2025 were $96,889. The operating expenses included general and administrative expenses $23,560, depreciation expense of $37,099 and professional fees of $36,230.

Total operating expenses for six months ended November 30, 2024 were $85,407. The operating expenses included general and administrative expenses $25,612, depreciation expense of $37,099 and professional fees of $22,696.

Total expenses increased by $11,482, driven by an increase in professional fees due to the Company incurring fees for DTC advisory costs and increased IT & software costs for website support, offset by decreases from the lack of coding services provided by the CEO in the current period versus the prior period.

Net Loss

Net loss for six months ended November 30, 2025 was $53,115.

Net loss for three months ended November 30, 2024 was $85,407.

Liquidity and Capital Resources

As of November 30, 2025 our accumulated deficit was $323,720 and we incurred operating losses of $53,115 and used cash in operations of $15,279 during the six months ended November 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services.

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

Operational Cash Flows

We had operating cash outflows of $15,279 for the six months ended November 30, 2025 and $21,068 for the six months ended November 30, 2024. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company made no investments during the six months ending ended November 30, 2025 and November 30, 2024.

Financing Cash Flows

Net cash provided by financing activities during the six months ended November 30, 2025 and 2024 was $11,513 and $21,068, respectively. During the six months ended November 30, 2025, Mr. Rodin advanced $4,310 to pay for Company expenses compared to $21,068 during the six months ended November 30, 2024. Also during the six months ended November 30, 2025, we received $7,203 in proceeds from the sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2025 there were no changes in our system of internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on December 30, 2025.

GLOBAL-SMART.TECH INC.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)