Form 10-Q
period 2026-02-28
Global-Smart.Tech
filed 2026-04-09
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2026

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56781

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,134,780 common shares issued and outstanding as of April 8, 2026.

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

Global-Smart.Tech Inc.

Condensed Balance Sheets

	February 28, 2026	May 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$7,177	$12,943
Prepaid Expenses	25,930	18,295
Total Current Assets	33,107	31,238
Fixed Assets
Equipment, net	131,917	186,516
Website Development, net	2,100	3,150
Total Fixed Assets	134,017	189,666
Total Assets	$167,124	$220,904

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$10,000	$-
Accrued Salaries	25,550	25,550
Deferred Revenue	6,768	4,000
Loan from Related Parties	434,425	430,115
Total Current Liabilities	476,743	459,665
Total Liabilities	476,743	459,665

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 6,134,780 and 5,894,680 shares issued and outstanding as of February 28, 2026 and May 31, 2025, respectively)	6,135	5,895
Additional Paid-in Capital	32,909	25,946
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(348,666)	(270,605)
Total Stockholders’ Equity (Deficit)	(309,619)	(238,761)
Total Liabilities & Stockholders’ Equity (Deficit)	$167,124	$220,904

See accompanying notes, which are an integral part of these condensed financial statements

Global-Smart.Tech Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended February 28, 2026	Three months ended February 28, 2025	Nine months ended February 28, 2026	Nine months ended February 28, 2025
Revenues	$14,052	$1,200	$57,826	$1,200

Operating Expenses
Professional Fees	3,600	3,567	39,830	26,263
Depreciation Expense	18,550	18,549	55,649	55,648
General and Administrative Expenses	16,848	-	40,408	25,612
Total operating expenses	38,998	22,116	135,887	107,523

Net loss from operations	(24,946)	(20,916)	(78,061)	(106,323)

Provision for Income Taxes	-	-	-	-
Net Loss	$(24,946)	$(20,916)	$(78,061)	$(106,323)
Loss per common share – Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	6,134,780	5,000,000	6,107,900	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

Global-Smart.Tech Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended February 28, 2026 and 2025

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of May 31, 2024	5,000,000	$5,000	$-	$(146,231)	$3	$(141,228)
Net loss	-	-	-	(27,549)	-	(27,549)
Balance as of August 31, 2024	5,000,000	5,000	-	(173,780)	3	(168,777)
Net loss	-	-	-	(57,858)	-	(57,858)
Balance as of November 30, 2024	5,000,000	5,000	-	(231,638)	3	(226,635)
Net loss	-	-	-	(20,916)	-	(20,916)
Balance as of February 28, 2025	5,000,000	$5,000	$-	$(252,554)	$3	$(247,551)

Balance as of May 31, 2025	5,894,680	$5,895	$25,946	$(270,605)	$3	$(238,761)
Common Shares Issued for Cash	240,100	240	6,963	-	-	7,203
Net loss	-	-	-	(46,676)	-	(46,676)
Balance as of August 31, 2025	6,134,780	6,135	32,909	(317,281)	3	(278,234)
Net loss	-	-	-	(6,439)	-	(6,439)
Balance as of November 30, 2025	6,134,780	6,135	32,909	(323,720)	3	(284,673)
Net loss	-	-	-	(24,946)	-	(24,946)
February 28, 2026	6,134,780	$6,135	$32,909	$(348,666)	$3	$(309,619)

See accompanying notes, which are an integral part of these condensed financial statements.

Global-Smart.Tech Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended February 28, 2026	Nine months ended February 28, 2025
OPERATING ACTIVITIES
Net Loss	$(78,061)	$(106,323)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	55,649	55,648
Changes in Assets and Liabilities:
Accrued Salaries	-	25,550
Prepaid expense	(7,635)	-
Accounts Payable	10,000	213
Deferred Revenue	2,768	-
Net Cash Used in Operating Activities	(17,279)	(24,912)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	4,310	26,112
Repayment to Loan from Related Parties	-	(1,200)
Proceeds from the Sale of Common Stock	7,203	-
Net Cash Provided by Financing Activities	11,513	24,912

Net Cash Increase (Decrease) for the Period	(5,766)	-
Cash at Beginning of Period	12,943	-
Cash at End of Period	$7,177	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Global-Smart.Tech Inc.

Notes to the Condensed Financial Statements

February 28, 2026

(Unaudited)

NOTE 1. The Company

Global-Smart.Tech Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. The Company initially established with a primary focus on leasing power to clients. However, to optimize resource utilization and enhance profitability, we have transitioned our operations to incorporate cloud-rendering services.

NOTE 2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of February 28, 2026 Global-Smart.Tech Inc. has an accumulated deficit of $348,666 and during the nine months ended February 28, 2026, used cash in operations of $17,279 and has reported a net loss of $78,061 These factors raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted Accounting Standards Codification (“ASC”) 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the nine months ended February 28, 2026 and 2025, we didn’t recognize any foreign currency loss.

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

During the nine months ended February 28, 2026 and 2025 the Company recorded revenue of $57,826 and $1,200, respectively. Accounts receivable was $0 as of February 28, 2026 and May 31, 2025. Deferred revenue was $6,768 and $4,000, as of February 28, 2026 and May 31, 2025, respectively.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at February 28, 2026	(4,900)	(232,071)	(236,971)
Net Book Value at February 28, 2026	$2,100	$131,917	$134,017

Depreciation Expense for nine months ended February 28, 2026	$1,050	$54,599	$55,649
Depreciation Expense for nine months ended February 28, 2025	$1,050	$54,598	$55,648
Depreciation Expense for three months ended February 28, 2026	$350	$18,200	$18,550
Depreciation Expense for three months ended February 28, 2025	$350	$18,199	$18,549

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment was on November 11, 2023. Website development costs were $7,000 and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the nine months ended February 28, 2026 and 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. As of February 28, 2026 and May 31, 2025, the Company had no cash equivalents.

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

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of February 28, 2026 and 2025 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

As of February 28, 2026 Mr. Rodin was owed $434,425 under the loan agreement. During the nine months ended February 28, 2026 Mr. Rodin advanced $4,310.

NOTE 5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the nine months ended February 28, 2026 the Company issued 240,100 common shares for cash of $7,203.

As of February 28, 2026, the Company had 6,134,780 shares issued and outstanding.

NOTE 6. Subsequent Events

In accordance with ASC 855-10, Subsequent Events, the Company reviewed its activities subsequent to February 28, 2026 and through the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than effective March 31, 2026, Peleriti Leonel Agustin was appointed to serve as a Director of the Company.

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

Plan of Operations

The Company’s business model centers on cloud rendering services. As we continue to expand, the gradual growth of our cloud rendering will provide opportunities to further increase revenue from the sale of rendering capacities.

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

Our primary target customers include 3D interior designers and visualizers in the design industry. We offer a range of flexible and competitive pricing options to attract clients and maximize revenue potential. This revenue stream is a key driver of our financial growth and sustainability in the foreseeable future.

Marketing

We are considering choosing online marketing as our key strategy to attract users. We will invest into promotion via different social networks and search engine optimization. The Company also receives ongoing advisory support related to its branding, content development, and overall marketing strategy, including periodic reviews, recommendations, and guidance on market positioning and promotional activities.

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

Employees

As of February 28, 2026, the Company had one employee, Yehor Rodin, President, CEO, Treasurer, Secretary, Director, and an independent director, Genismarlon Da Silva Nunes, who is not considered an employee. The Company may consider hiring more employees if the need arises.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements as of May 31, 2025.

Results of Operations for the Three Months Ended February 28, 2026 and 2025

Revenue

For the three months ended February 28, 2026 and 2025, we generated total revenue of $14,052 and $1,200, respectively.

The increase in revenue in the current year was due to the general overall growth of the Company.

Operating Expenses

Total operating expenses for three months ended February 28, 2026 were $38,998. The operating expenses included general and administrative expenses $16,848, depreciation expense of $18,550 and professional fees of $3,600.

Total operating expenses for three months ended February 28, 2025 were $22,116. The operating expenses included depreciation expense of $18,549 and professional fees of $3,567.

Total expenses increased by $16,882 due to an increase in general administrative expenses, including search engine optimization (“SEO”) services, website maintenance services, and marketing services.

Net Loss

Net loss for three months ended February 28, 2026 was $24,946.

Net loss for three months ended February 28, 2025 was $20,916.

Results of Operations for the Nine Months Ended February 28, 2026 and 2025

Revenue

For the nine months ended February 28, 2026 and 2025, we generated total revenue of $57,826 and $1,200, respectively.

The increase in revenue in the current year was due to the general overall growth of the Company.

Operating Expenses

Total operating expenses for nine months ended February 28, 2026 were $135,887. The operating expenses included general and administrative expenses $40,408, depreciation expense of $55,649 and professional fees of $39,830.

Total operating expenses for nine months ended February 28, 2025 were $107,523. The operating expenses included general and administrative expenses $25,612, depreciation expense of $55,648 and professional fees of $26,263.

Total expenses increased by $28,364, driven by an increase in professional fees due to the Company incurring fees for DTC advisory costs and increased IT & software costs for website support and SEO services, offset by decreases from the lack of coding services provided by the CEO in the current period versus the prior period.

Net Loss

Net loss for nine months ended February 28, 2026 was $78,061.

Net loss for three months ended February 28, 2025 was $106,323.

Liquidity and Capital Resources

As of February 28, 2026 our accumulated deficit was $348,666 and we incurred operating losses of $78,061 and used cash in operations of $17,279 during the nine months ended February 28, 2026. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services.

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

Operational Cash Flows

We had operating cash outflows of $17,279 for the nine months ended February 28, 2026 and $24,912 for the nine months ended February 28, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company made no investments during the nine months ending ended February 28, 2026 and 2025.

Financing Cash Flows

Net cash provided by financing activities during the nine months ended February 28, 2026 and 2025 was $11,513 and $24,912, respectively. During the nine months ended February 28, 2026, Mr. Rodin advanced $4,310 to pay for Company expenses compared to $26,112 during the nine months ended February 28, 2025. Also during the nine months ended February 28, 2026 and 2025, we received $7,203 and $0 in proceeds from the sale of common stock and made repayments to related parties of $0 and $1,200, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended February 28, 2026 there were no changes in our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on April 9, 2026.

Global-Smart.Tech Inc.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)