Form 10-K
period 2026-05-31
Global-Smart.Tech Inc.
filed 2026-08-13
CIK 1940243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
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

Through of May 31, 2026, there was 0 established public trading market for our common stock. Accordingly, the aggregate market value of voting and non-voting common equity held by non-affiliates cannot be calculated based on public trading prices.

Class	Outstanding as of August 12, 2026
Common Stock: $0.001	3,134,780

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

ITEM 1. Business

General information about our Company

Global-Smart.Tech Inc. (“the Company”, “we”, “us” or “our”) was incorporated on April 15, 2022 under the laws of the State of Wyoming United States of America. We provide cloud rendering services, operating an advanced platform designed for 3D interior designers and visualization professionals. The platform leverages graphics processing units (“GPUs”) to support rendering workflows and improve processing efficiency. Our website is located at https://global-smart.tech.

Plan of Operations

The Company’s business model centers on cloud rendering services. The Company intends to support future revenue growth by increasing available rendering capacity, enhancing its platform’s functionality, and continuing to market its services to 3D interior designers, visualization professionals, and other potential users. As customer demand and platform utilization increase, the Company expects to generate additional revenue from the sale of rendering capacity. However, the Company’s ability to achieve sustained revenue growth and profitability will depend on customer adoption, operating costs, access to sufficient computing resources, and the availability of additional financing, if required.

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

Marketing

As part of its future growth initiatives, the Company intends to evaluate online marketing as a primary strategy for attracting new users and increasing awareness of its cloud rendering services.

Employees

As of May 31, 2026, the Company had one employee, Yehor Rodin, President, CEO, Treasurer, Secretary, Director, and two independent directors, Genismarlon Da Silva Nunes, and Leonel Agustin Peleriti, who are not considered employees. The Company may consider hiring more employees if the need arises.

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

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company stock is currently not trading on any exchange. We cannot assure that any market will develop or be sustained for our shares.

Holders of Our Common Stock

As of May 31, 2026, the 6,134,780 issued and outstanding shares of common stock were held by a total of 50 shareholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal years ended May 31, 2026 and 2025, the Company had no equity compensation plans and no securities authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities. Recent Sales of Registered Securities

During the fiscal year ended May 31, 2026 and 2025, the Company did not sell any unregistered securities. The Company’s registration statement on Form S-1 was declared effective on September 16, 2024, and the offering terminated on June 17, 2025. The Company sold an aggregate of 1,134,780 shares of common stock at a price of $0.03 per share for aggregate gross proceeds of $34,044. Of these shares, 894,680 shares were sold during the fiscal year ended May 31, 2025, and 240,100 shares were sold during the fiscal year ended May 31, 2026.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a company in the development stage with limited operations. Although we have begun generating revenue from our activities, we continue to incur net losses.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of May 31, 2026, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

Going Concern

As of May 31, 2026, Global-Smart.Tech Inc. had an accumulated deficit of $374,373. During the year ended May 31, 2026, the Company reported a net loss of $103,768 and used cash in operations of $24,375. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Years Ended May 31, 2026 and 2025

Total revenue for the year ended May 31, 2026 was $79,156 and $6,868 was generated for the year ended May 31, 2025.

Total expenses for the year ended May 31, 2026 were $182,924, made up of professional fees of $43,441, depreciation expense of $74,198, IT & software expenses of $52,115, marketing services of $12,740, office expenses of $260 and bank service charges of $170.

Total expenses for the year ended May 31, 2025 were $131,242, made up of office expenses of $15, professional fees of $29,513, IT & software expenses of $1,905, platform expense of $25,550, business licenses and permits of $60, bank service charges of $2, and depreciation expense of $74,197.

The increases in revenue and expenses in the current year were mostly due to the general overall growth of the Company. Total expenses increased by $51,682, a necessary investment to support our commercial activities. Key expenditures, such as the $52,115 in IT & software expenses, which was an increase of $50,210 from the prior year, directly enabled the technology and infrastructure required for our business model.

For the year ended May 31, 2026 and 2025, the Company recorded a net loss of $103,768 and $124,374, respectively.

Liquidity and Capital Resources

As of May 31, 2026, we had limited current assets of $9,100, have recurring losses, have an accumulated deficit, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services.

We have generated revenue of $86,024 since inception on April 15, 2022. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the operations of our cloud rendering platform cost more than we have budgeted. Our future depends upon our ability to obtain further financing, the successful operations of business, a successful marketing and promotion program, attraction, and, further in the future, achieving a profitable level of operations.

Operating Activities

We used $24,375 of cash in net operating activities for the year ended May 31, 2026 and $38,922 for the year ended May 31, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Activities

Our Company made no net investments during the years ending ended May 31, 2026 and 2025.

Financing Activities

For the years ended May 31, 2026 and 2025 we had cash of $11,513 and $51,865 provided by financing activities. During the year ended May 31, 2026 we received $7,203 in cash proceeds from the sale of common stock ($26,841 during the year ended May 31, 2025). As well, during the year ended May 31, 2026, Mr. Rodin, our CEO, advanced $4,310 to pay for company expenses ($26,224 during the year ended May 31, 2025), and no repayments were made during the year ended May 31, 2026 ($1,200 was repaid during the year ended May 31, 2025). As of May 31, 2026 total advances from Mr. Rodin were $434,425.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would significantly impact our financial health, revenues, expenses, or liquidity for investors now or in the future.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports therein of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-14 of this report and are incorporated by reference in this Item 8.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting or financial disclosure during the fiscal year ended May 31, 2026.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

Projections of how well these controls will work in the future could be inaccurate because conditions may change, or people may not follow the procedures as they should. With the involvement of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its internal controls as of May 31, 2026, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”).

In the Company’s assessment of the effectiveness on internal controls over financial reporting as of May 31, 2026, it found the following material weaknesses:

-Inadequate Control Structure: The Company lacks an effective internal control structure due to its small size, which means it doesn't have adequate risk assessment procedures, lacks controls over information and communication, and lacks effective monitoring controls.

-Lack of Segregation of Duties and Accounting Expertise: The Company has one employee and two non-employee directors and there are no reviews in place or control activities set up to ensure adequate financial reporting. The Company also lacks accounting staff with enough knowledge of US GAAP and SEC rules. While not legally required to have an audit committee, management believes one is crucial for effective control. The current Board of Directors acts as the audit committee but does not include an independent financial expert to oversee management's activities.

-Missing Information Technology Controls: The Company stores its financial data and important agreements, but it has no formal procedures for backing up data or storing it off-site to prevent loss from theft or other events. Additionally, there are no IT controls to prevent changes or errors in financial reporting.

As a result of these material weaknesses, management has concluded that there is a reasonable possibility that a significant misstatement in the Company's financial statements could go undetected. Therefore, the Company's internal control over financial reporting was not effective as of May 31, 2026.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal year ending May 31, 2026 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our executive officer and director as of the date of this Annual Report.

Name	Age	Positions

Yehor Rodin	39	President, CEO, Director, Treasurer and Secretary
Genismarlon Da Silva Nunes	30	Independent Director
Leonel Agustin Peleriti	26	Independent Director

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

Leonel Agustin Peleriti – Independent Director

On March 31, 2026, the Board of Directors Global-Smart.Tech Inc., appointed Leonel Agustin Peleriti to serve as an Independent Director of the Global-Smart.Tech Inc. Mr. Peleriti holds a Bachelor’s degree in Information Systems Engineering from the National University of Córdoba, Argentina. From 2020 to 2023, Mr. Peleriti served as a Technology Solutions Analyst at Mercado Libre, headquartered in Buenos Aires, Argentina, where he focused on data-driven process optimization and digital infrastructure enhancements supporting cross-border e-commerce operations. In this role, he collaborated with engineering and product teams to implement scalable cloud-based solutions and improve transactional security protocols.

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

Board Committees

The Company does not currently have any separately designated standing committees of the Board of Directors, including an audit committee, compensation committee, or nominating committee. Due to the Company’s limited size, the Board of Directors performs the functions that would otherwise be performed by such committees. The Company may establish separate Board committees in the future as its business develops and as required by applicable rules and regulations.

Code of Ethics

As of May 31, 2026, we had not adopted a Code of Ethics. We believe that the small number of board and management members do not yet warrant the adoption of a Code of Ethics.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our President and Independent Directors for the fiscal years ended May 31, 2026 and 2025.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yehor Rodin	2026	-	-	-	-	-	-
(President, CEO, Director, Treasurer and Secretary)	2025	25,550	-	-	-	-	-

Genismarlon Da Silva Nunes	2026 2025	- -	- -	- -	- -	- -	- -
Independent Director

Leonel Agustin Peleriti Independent Director	2026	-	-	-	-	-	-

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Directors and Executive Officers

The following table sets forth the beneficial ownership of our common stock as of August 12, 2026 (and the percentages of outstanding shares represented by such beneficial ownership) of (i) each director, (ii) the current directors identified in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group.

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

Beneficial Owner	Number of Shares	Owned Percent of Class
Yehor Rodin	2,000,000	63.80%

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On September 2, 2024 the current loan agreement with our President, Yehor Rodin, was amended again to increase the loan amount by $100,000, for a maximum loan amount of $550,000.

As of May 31, 2026 Mr. Rodin was owed $434,425 under the loan agreement. During the year ended May 31, 2026 Mr. Rodin advanced $4,310 and no repayments were made. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of April 8, 2027.

ITEM 14. Principal Accounting Fees and Services

Below are tables of audit fees billed by our independent registered accounting firm in connection with the audit of the Company’s annual financial statements and review of the quarterly financial statements for the years ended May 31, 2026 and 2025.

Financial Statements for the Year Ended May 31	Audit Services	Audit Related Fees	Tax Fees		Other Fees
2026	$18,750	$-		$-	$-
2025	$17,500	$-		$-	$-

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a)Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

1)Financial Statements:

2) Financial Statement Schedules:

None.

3) Exhibits:

#	19	Insider Trading Policy
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2026	Global-Smart.Tech Inc.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Global-Smart.Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global-Smart.Tech Inc. as of May 31, 2026 and 2025, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Global-Smart.Tech Inc. as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Global-Smart.Tech Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Midvale, Utah

August 13, 2026

PCAOB ID 6258

Global-Smart.Tech Inc.

Balance Sheets

As of May 31, 2026 and 2025

	May 31, 2026	May 31, 2025

Assets
Current Assets
Сash	$81	$12,943
Prepaid Expenses	9,100	18,295
Total Current Assets	9,181	31,238
Fixed Assets
Equipment, net	113,718	186,516
Website Development, net	1,750	3,150
Total Fixed Assets	115,468	189,666
Total Assets	$124,649	$220,904

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued Salaries	$25,550	$25,550
Deferred Revenue	-	4,000
Loan from Related Parties	434,425	430,115
Total Current Liabilities	459,975	459,665
Total Liabilities	459,975	459,665

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 6,134,780 and 5,894,680 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively)	6,135	5,895
Additional Paid-in Capital	32,909	25,946
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(374,373)	(270,605)
Total Stockholders’ Equity (Deficit)	(335,326)	(238,761)
Total Liabilities & Stockholders’ Equity (Deficit)	$124,649	$220,904

See accompanying notes, which are an integral part of these financial statements

Global-Smart.Tech Inc.

Statements of Operations

For the Years Ended May 31, 2026 and 2025

	Year Ended May 31, 2026	Year Ended May 31, 2025

Revenues	$79,156	$6,868

Operating Expenses
Professional Fees	43,441	29,513
Depreciation Expense	74,198	74,197
General and Administrative Expenses	65,285	27,532
Total Operating Expenses	182,924	131,242
Net Loss from Operations	(103,768)	(124,374)
Provision for Income Taxes	-	-
Net Loss	$(103,768)	$(124,374)
Loss per Common Share – Basic & Diluted	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding – Basic & Diluted	6,130,669	5,035,284

See accompanying notes, which are an integral part of these financial statements.

Global-Smart.Tech Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended May 31, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of May 31, 2024	5,000,000	$5,000	$-	$(146,231)	$3	$(141,228)
Common Shares Issued for Cash	894,680	895	25,946	-	-	26,841
Net Loss	-	-	-	(124,374)	-	(124,374)
Balance as of May 31, 2025	5,894,680	$5,895	$25,946	$(270,605)	$3	$(238,761)
Common Shares Issued for Cash	240,100	240	6,963	-	-	7,203
Net Loss	-	-	-	(103,768)	-	(103,768)
Balance as of May 31, 2026	6,134,780	$6,135	$32,909	$(374,373)	$3	$(335,326)

See accompanying notes, which are an integral part of these financial statements.

Global-Smart.Tech Inc.

Statements of Cash Flows

For the Years Ended May 31, 2026 and 2025

	Year Ended May 31, 2026	Year Ended May 31, 2025
OPERATING ACTIVITIES
Net Loss	$(103,768)	$(124,374)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	74,198	74,197
Changes in Assets and Liabilities:
Accrued Salaries	-	25,550
Prepaid expense	9,195	(18,295)
Deferred Revenue	(4,000)	4,000
Net Cash Used in Operating Activities	(24,375)	(38,922)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	4,310	26,112
Repayment to Loan from Related Parties	-	(1,200)
Proceeds from the Sale of Common Stock	7,203	26,841
Net Cash Provided by Financing Activities	11,513	51,865

Net Cash Increase (Decrease) for the Period	(12,862)	12,943
Cash at Beginning of Period	12,943	-
Cash at End of Period	$81	$12,943

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes, which are an integral part of these financial statements.

Global-Smart.Tech Inc.

Notes to the Financial Statements

As of May 31, 2026

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Global-Smart.Tech Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on April 15, 2022. We provide cloud rendering services, operating an advanced platform designed for 3D interior designers and visualization professionals. The platform leverages graphics processing units (“GPUs”) to support rendering workflows and improve processing efficiency.

NOTE 2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of May 31, 2026 Global-Smart.Tech Inc. has an accumulated deficit of $374,373 and during the year ended May 31, 2026, used cash in operations of $24,375 has reported a net loss of $103,768. These factors raise substantial doubt about our ability to continue as a going concern.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted Accounting Standards Codification (“ASC”) 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the years ended May 31, 2026 and 2025, we didn’t recognize any foreign currency gains or losses.

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

We generate revenue through the sale of pricing plans for our cloud rendering services. To select the pricing plan that best fits client’s requirements, they are required to contact our team to subscribe and submit their project. This allows us to choose the right pricing plan according to their project and the cloud rendering power needed. When estimating a project, we assess the required number of hours and capacity necessary to fulfill the client's needs. The pricing plans may vary depending on the number of video cards used to produce power (10, 25 and 40 video cards), as well as the time needed for rendering with a minimum option of 5 hours. Our performance obligation, then, is to provide clients access to our platform for a stated duration, as agreed to at contract inception.

Clients can contact us using the information provided in the "Contacts" section on our website (https://global-smart.tech/contacts/). After determining the project scope, the client proceeds with the payment. Upon receipt of payment, we recognize revenue ratably over the stated duration of the contract period. If, on the reporting date, we are still required to provide a client access to our technology, which we identify as our undelivered service obligation, we record deferred revenue on the balance sheet.

During the year ended May 31, 2026 and 2025 the Company recorded revenue of $79,156 and $6,868, respectively. Accounts receivable was $0 as of May 31, 2026 and 2025. Deferred revenue was $0 and $4,000 as of May 31, 2026 and 2025, respectively.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at May 31, 2026	(5,250)	(250,270)	(255,520)
Net Book Value at May 31, 2026	$1,750	$113,718	$115,468

Depreciation Expense for year ended May 31, 2026	$1,400	$72,797	$74,197
Depreciation Expense for year ended May 31, 2025	$1,400	$72,797	$74,197

On November 30, 2022 Global-Smart.Tech Inc. entered into an agreement to purchase equipment for $363,988. Part of this equipment was placed in service in August, 2022. Complete installation and switching on of all equipment were on November 11, 2023. Website development costs were $7,000 and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the years ended May 31, 2026 and 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2026 and 2025.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended May 31, 2026, the Company incurred advertising costs of $12,740. During the year ended May 31, 2025, the Company did not incur any advertising costs.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260 “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. As of May 31, 2026 and 2025 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

As of May 31, 2026 Mr. Rodin was owed $434,425 under the loan agreement. During the year ended May 31, 2026 Mr. Rodin advanced $4,310 and no repayments were made.

NOTE 5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the year ended May 31, 2025, the Company issued 894,680 shares of common stock for cash proceeds at $0.03 per share for a total of $26,841.

During the year ended May 31, 2026, the Company issued 240,100 shares of common stock for cash proceeds at $0.03 per share for a total of $7,203.

There were 6,134,780 and 5,894,680 shares of common stock issued and outstanding as of May 31, 2026 and 2025, respectively.

NOTE 6. COMMITMENT AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings during the years ended May 31, 2026 and 2025, respectively, nor did it have any litigation contingencies as of those dates.

NOTE 7. Income taxes

The Company adopted the accounting guidance on uncertain tax positions under ASC 740, "Income Taxes". Adoption resulted in no increase to the liability for unrecognized tax benefits. At May 31, 2026, the Company had net operating loss carryforwards of approximately $374,373 available to offset future taxable income. Because realization of the related future tax benefits is not considered more likely than not, no benefit has been recognized in these financial statements, and a full valuation allowance has been recorded against the associated deferred tax asset.

The valuation allowance totaled approximately $78,618 at May 31, 2026, reflecting a net decrease of $21,791 during the year. Management assesses the realizability of deferred tax assets by evaluating whether it is more likely than not that some or all of the deferred tax assets will not be realized, considering the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies. Based on this assessment, management concluded that sufficient uncertainty exists to warrant a full valuation allowance as of May 31, 2026. All tax years since the Company's inception remain open to examination by taxing authorities.

For the years ended May 31, 2026 and 2025, the provision for Federal income tax consists of the following:

	May 31, 2026	May 31, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$(374,373)	$(270,605)
Total deferred tax assets	(78,618)	(56,827)
Valuation allowance	78,618	56,827
Net deferred tax assets	$-	$-

For the years ended May 31, 2026 and 2025, the actual tax benefit differed from the amount computed by applying the expected statutory rate of 21%, as follows:

	May 31, 2026	May 31, 2025
Computed “expected” tax expense (benefit)	$(374,373)	$(270,605)
Change in valuation allowance	(21,791)	(26,118)
Actual tax expense (benefit)	$-	$-

Given the uncertainty surrounding realization, the Company has recorded a full valuation allowance against the deferred tax benefit related to these unutilized net operating losses. In accordance with ASC 740, management has reviewed the Company's tax positions and identified no significant uncertain positions beyond those already disclosed.

NOTE 8. Subsequent Events

In accordance with ASC 855, "Subsequent Events," the Company reviewed its activities subsequent to May 31, 2026 and through the date these financial statements were available to be issued, and has determined that it does not have any material events to disclose except as follows:

Subsequent to May 31, 2026, the CEO paid $8,050 to vendors on behalf of the Company under the related party loan agreement.

On June 11, 2026, the Company's Board of Directors formally accepted the surrender of 3,000,000 by Yehor Rodin and authorized the instruction of the Company's transfer agent to cancel and retire the shares on the official books of the corporation. On June 12, 2026, Yehor Rodin, unilaterally and voluntarily delivered and surrendered an aggregate of 3,000,000 shares of the Company's common stock to the Company for the express purpose of cancellation and retirement.

The 3,000,000 shares of common stock were surrendered by Yehor Rodin for zero consideration ($0.00), constituting a voluntary capital contribution to the issuer.

Upon completion of the cancellation, these 3,000,000 shares reverted to the status of authorized but unissued shares. Consequently, the Company’s total issued and outstanding shares of common stock decreased from 6,134,780 to 3,134,780. The transaction does not alter the total number of authorized shares of common stock of the Company.