Form 10-Q
period 2026-08-31
Global-Smart.Tech Inc.
filed 2026-10-09
CIK 1940243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,134,780 common shares issued and outstanding as of October 8, 2026.

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

Global-Smart.Tech Inc.

Condensed Balance Sheets

	August 31, 2026	May 31, 2026
	(Unaudited)
Assets
Current Assets
Cash	$453	$81
Prepaid Expenses	42,855	9,100
Total Current Assets	43,308	9,181
Fixed Assets
Equipment, net	95,519	113,718
Website Development, net	1,400	1,750
Total Fixed Assets	96,919	115,468
Total Assets	$140,227	$124,649

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued Salaries	$25,550	$25,550
Deferred Revenue	23,500	-
Loan from Related Parties	442,475	434,425
Total Current Liabilities	491,525	459,975
Total Liabilities	491,525	459,975

Stockholders’ Equity (Deficit)
Common Stock ($0.001 par value, 75,000,000 shares authorized; 3,134,780 and 6,134,780 shares issued and outstanding as of August 31, 2026 and May 31, 2026, respectively)	3,135	6,135
Additional Paid-in Capital	35,909	32,909
Accumulated Other Comprehensive Income	3	3
Accumulated Deficit	(390,345)	(374,373)
Total Stockholders’ Equity (Deficit)	(351,298)	(335,326)
Total Liabilities & Stockholders’ Equity (Deficit)	$140,227	$124,649

See accompanying notes, which are an integral part of these condensed financial statements

Global-Smart.Tech Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended August 31, 2026	Three months ended August 31, 2025

Revenues	$27,482	$14,803

Operating Expenses
Professional Fees	11,660	31,090
Depreciation Expense	18,549	18,549
General and Administrative Expenses	13,245	11,840
Total Operating Expenses	43,454	61,479

Net Loss from Operations	(15,972)	(46,676)

Provision for Income Taxes	-	-

Net Loss	$(15,972)	$(46,676)

Loss per Common Share – Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic & Diluted	3,493,476	5,091,774

See accompanying notes, which are an integral part of these condensed financial statements.

Global-Smart.Tech Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended August 31, 2026 and 2025 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance as of May 31, 2025	5,894,680	$5,895	$25,946	$(270,605)	$3	$(238,761)
Common Shares Issued for Cash	240,100	240	6,963	-	-	7,203
Net Loss	-	-	-	(46,676)	-	(46,676)
Balance as of August 31, 2025	6,134,780	$6,135	$32,909	$(317,281)	$3	$(278,234)

Balance as of May 31, 2026	6,134,780	$6,135	$32,909	$(374,373)	$3	$(335,326)
Common Shares Cancelled	(3,000,000)	(3,000)	3,000	-	-	-
Net Loss	-	-	-	(15,972)	-	(15,972)
Balance as of August 31, 2026	3,134,780	$3,135	$35,909	$(390,345)	$3	$(351,298)

See accompanying notes, which are an integral part of these condensed financial statements.

Global-Smart.Tech Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended August 31, 2026	Three months ended August 31, 2025
OPERATING ACTIVITIES
Net Loss	$(15,972)	$(46,676)
Adjustments to reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation Expense	18,549	18,549
Changes in Assets and Liabilities:
Prepaid expense	(33,755)	(5,030)
Accounts Payable	-	10,000
Deferred Revenue	23,500	(788)
Net Cash Used in Operating Activities	(7,678)	(23,945)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	8,050	4,310
Proceeds from the Sale of Common Stock	-	7,203
Net Cash Provided by Financing Activities	8,050	11,513

Net Cash Increase (Decrease) for the Period	372	(12,432)
Cash at Beginning of Period	81	12,943
Cash at End of Period	$453	$511

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash Paid for:
Interest	$-	$-
Income Tax	$-	$-
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Shares Cancelled	$3,000	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Global-Smart.Tech Inc.

Notes to the Condensed Financial Statements

August 31, 2026

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

NOTE 2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. As of August 31, 2026 Global-Smart.Tech Inc. has an accumulated deficit of $390,345 and during the three months ended August 31, 2026, used cash in operations of $7,678, has reported a net loss of $15,972. These factors raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3. Summary of Significant Accounting Policies

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended May 31, 2026.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The Company is located in Montenegro. However, the Company's cash flows and expenses are primarily denominated in United States Dollars (USD) due to the nature of its operations. Accordingly, the Board of Directors has determined that USD is the Company's functional currency for the purposes of preparing the financial statements. For realized gains and losses: these are reported in the income statement, typically as a separate line item or combined with other income or expense items. For the three months ended August 31, 2026 and 2025, we didn’t recognize any foreign currency loss.

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

During the three months ended August 31, 2026 and 2025 the Company recorded revenue of $27,482 and $14,803, respectively. Accounts receivable was $0 as of August 31, 2026 and May 31, 2026. Deferred revenue was $23,500 and $0, as of August 31, 2026 and May 31, 2026, respectively.

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

Fixed asset amounts are as follows:

	Website Development	Equipment	Total
Estimated Useful Life (Years)	5	5

Total Cost of the Asset	$7,000	$363,988	$370,988
Accumulated Depreciation at August 31, 2026	(5,600)	(268,469)	(274,069)
Net Book Value at August 31, 2026	$1,400	$95,519	$96,919

Depreciation Expense for three months ended August 31, 2026	$350	$18,199	$18,549
Depreciation Expense for three months ended August 31, 2025	$350	$18,199	$18,549

As of November 30, 2022, the Company had begun acquiring equipment for use in its operations. Subsequent to November 30, 2022, the Company entered into a number of agreements for the purchase of additional equipment. The aggregate cost of the equipment acquired under these agreements was $363,988, as reflected in the table above. Portions of the equipment were placed in service at various times, with installation and activation of all equipment completed on November 11, 2023. Website development costs totaled $7,000, and the website was placed in service on August 29, 2022.

Impairment of Long-Lived Assets

In accordance with ASC 360-10 the Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset, impairment in the amount of the difference is recorded. The Company recorded no impairment during the three months ended August 31, 2026 and 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. As of August 31, 2026 and May 31, 2026, the Company had no cash equivalents.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. During the three months ended August 31, 2026 and 2025, the Company incurred advertising and marketing costs of $5,460 and $0, respectively.

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2026 and 2025 the Company had no potential dilutive instruments, therefore basic and diluted earnings (loss) per share are equal.

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

As of August 31, 2026 Mr. Rodin was owed $442,475 under the loan agreement. During the three months ended August 31, 2026 Mr. Rodin advanced $8,050 and no repayments were made.

NOTE 5. Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the three months ended August 31, 2026, the Company's Board of Directors formally accepted the surrender of 3,000,000 by Yehor Rodin, CEO, and authorized the instruction of the Company's transfer agent to cancel and retire the shares on the official books of the corporation. The 3,000,000 shares of common stock were surrendered by Yehor Rodin for zero consideration ($0.00), constituting a voluntary capital contribution to the issuer.

Upon completion of the cancellation, the 3,000,000 shares reverted to the status of authorized but unissued shares. Consequently, the Company’s total issued and outstanding shares of common stock decreased from 6,134,780 at May 31, 2026 to 3,134,780 at August 31, 2026. The transaction does not alter the total number of authorized shares of common stock of the Company.

NOTE 6. Subsequent Events

In accordance with SFAS 165 (ASC 855-10), the Company reviewed its activities subsequent to August 31, 2026 and through the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Marketing

During the three months ended August 31, 2026, the Company incurred $5,460 in advertising and marketing costs. The Company intends to continue evaluating online marketing channels based on their cost, effectiveness and ability to generate customer demand.

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

Employees

Global-Smart.Tech Inc. is a company with only one employee, Yehor Rodin, our President, CEO, Treasurer, Secretary, Director. We also have independent directors, Genismarlon Da Silva Nunes and Leonel Agustin Peleriti, who are not considered employees. The Company may consider hiring more employees if the need arises.

Offices

The Company’s principal executive and administrative office is located at Kava b.b., 85320 Tivat, Montenegro. The equipment supporting the Company’s cloud-rendering operations is located separately at b.b Dajbabe, Podgorica 81000, Montenegro. This location houses the Company’s rendering equipment, including the GPUs and related hardware used to provide cloud-rendering services. Our telephone number is +12052165924.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements as of May 31, 2026.

Results of Operations for the Three Months Ended August 31, 2026 and 2025

Revenue

For the three months ended August 31, 2026 and 2025, we generated total revenue of $27,482 and $14,803, respectively.

The increase in revenue in the current year was due to the general overall growth of the Company.

Operating Expenses

Total operating expenses for three months ended August 31, 2026 were $43,454. The operating expenses included general and administrative expenses $13,245, amortization expense of $18,549 and professional fees of $11,660.

Total operating expenses for three months ended August 31, 2025 were $61,479. The operating expenses included general and administrative expenses $11,840, amortization expense of $18,549 and professional fees of $31,090.

Total expenses decreased by $18,025, mostly explained by a decrease of $19,430 in professional fees due to the Company incurring one-time fees for DTC advisory costs in the prior year and no similar costs incurred in the current year.

Net Loss

Net loss for three months ended August 31, 2026 was $15,972.

Net loss for three months ended August 31, 2025 was $46,676.

Liquidity and Capital Resources

As of August 31, 2026, our current assets were $43,308, we incurred operating losses of $15,972, accumulated a deficit of $390,345, and continue to use cash in operations. These factors raise substantial doubt about our ability to continue as a going concern. In the opinion of our management, additional funding is required to meet our development goals for the next twelve months. While there are currently no guarantees, we expect to be able to generate revenue primarily through the sale of pricing plans for our cloud rendering services.

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

Operational Cash Flows

We had operating cash outflows of $7,678 for the three months ended August 31, 2026 and $23,945 for the three months ended August 31, 2025. The primary allocation of cash has been directed towards general working capital needs, reflecting the ongoing operational requirements of the business.

Investing Cash Flows

Our Company made no net investments during the three-month periods ending ended August 31, 2026 and August 31, 2025.

Financing Cash Flows

Net cash provided by financing activities during the three months ended August 31, 2026 and 2025 was $8,050 and $11,513, respectively. During the three months ended August 31, 2026, Mr. Rodin advanced $8,050 to pay for Company expenses compared to $4,310 during the three months ended August 31, 2025. During the three months ended August 31, 2026, we did not receive any proceeds from the sale of common stock, compared to $7,203 received during the three months ended August 31, 2025.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2026 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

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

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on October 9, 2026.

Global-Smart.Tech Inc.

By: /s/ Yehor Rodin
Yehor Rodin, President, Secretary,
Treasurer, Director (Principal Executive, Financial and Accounting Officer)